Form 10QSB
period 2007-04-30
Babydot CO
filed 2007-06-13
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-140806

The BabyDot Company
(Exact name of small business issuer as specified in its charter)

Nevada	20-5131044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3071 Wandering River Ct. Las Vegas, NV 89135
(Address of principal executive offices)

(702) 592-8737
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,960,000 common shares as of April 30, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Consolidated Balance Sheets as of April 30, 2007 (unaudited) and October 31, 2006 (audited);

F-2	Consolidated Statements of Operations for the three and six months ended April 30, 2007 and 2006 and period from inception (November 1, 2005) through April 30, 2007 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity from inception (November 1, 2005) through April 30, 2007 (unaudited);

F-4	Consolidated Statements of Cash Flows for the six months ended April 30, 2007 and 2006 and period from inception (November 1, 2005) through April 30, 2007 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

THE BABY DOT COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30, 2007	October 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash in bank	$12,865	$5,014
Prepaid expenses	-	5
Inventory	1,565	1,147

TOTAL CURRENT ASSETS	14,430	6,166

TOTAL ASSETS	$14,430	$6,166

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,287	$2,303
Advances from related parties	2,462	2,488

TOTAL CURRENT LIABILITIES	7,749	4,791

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	7,749	4,791

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 90,000,000 shares authorized, 9,960,000 and 7,000,000 shares issued and outstanding, respectively	9,960	7,000
Additional paid in capital	11,840	-
Accumulated deficit	(15,119)	(5,625)

TOTAL STOCKHOLDERS' EQUITY	6,681	1,375

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$14,430	$6,166

The accompanying notes are an integral part of these financial statements.

THE BABY DOT COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended April 30, 2007	For the Three Months Ended April 30, 2006	For the Six Months Ended April 30, 2007	For the Six Months Ended April 30, 2006	From Inception On November 1, 2005 through April 30, 2007

REVENUES	$70	$531	$1,222	$1,465	$3,102
COST OF SALES	67	510	1,175	1,406	2,191
GROSS MARGIN	3	21	47	59	911

OPERATING EXPENSES
General and administrative	3,988	368	9,541	1,110	16,030

TOTAL OPERATING EXPENSES	3,988	368	9,541	1,110	16,030

NET LOSS	$(3,985)	$(347)	$(9,494)	$(1,051)	$(15,119)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	9,960,000	3,500,000	8,973,333	3,500,000

The accompanying notes are an integral part of these financial statements.

THE BABY DOT COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance November 1, 2005	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Shares issued for services at $0.001 per share	2,000,000	2,000	-	-	2,000

Net loss for the year ended October 31, 2006	-	-	-	(5,625)	(5,625)

Balance October 31, 2006	7,000,000	7,000	-	(5,625)	1,375

Shares issued for cash at $0.005 per share	2,960,000	2,960	11,840	-	14,800

Net loss for the six months ended April 30, 2007 (Unaudited)	-	-	-	(9,494)	(9,494)

Balance April 30, 2007 (Unaudited)	9,960,000	$9,960	$11,840	$(15,119)	$6,681

The accompanying notes are an integral part of these financial statements.

THE BABY DOT COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30, 2007	For the Six Months Ended April 30, 2006	From Inception On November 1, 2005 through April 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,494)	$(1,051)	$(15,119)

Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	-	-	2,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(418)	-	(1,565)
(Increase) decrease in prepaid expenses	5	-	-
Increase (decrease) in accounts payable	2,984	1,506	5,287

NET CASH PROVIDED BY OPERATING ACTIVITES	(6,923)	455	(9,397)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	-	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	14,800	-	19,800
Increase in advances from related parties	(26)	900	2,462

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,774	900	22,262

NET INCREASE IN CASH	7,851	1,355	12,865

CASH - Beginning of period	5,014	-	-

CASH - End of period	$12,865	$1,355	$12,865

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

THE BABY DOT COMPANY
Notes to the Condensed Financial Statements
April 30, 2007 and October 31, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2006 audited financial statements. The results of operations for the periods ended April 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

The BabyDot Company is engaged in the business of designing, marketing and distributing handcrafted baby blankets and other accessories made from quality fabrics. We operate our business through our wholly owned subsidiary, Baby Dot LLC, a limited liability company incorporated under the laws of the State of Nevada. On August 15, 2006, we acquired Baby Dot, LLC from Ms. Jennie Slade, our officer and director, in exchange for 2,000,000 shares of our common stock. In that acquisition, we acquired all assets of the limited liability company, including our website, an existing but limited inventory of products, and all rights to the BabyDot designs.

The BabyDot line entered the baby accessories market in November of 2005, with the introduction of our large 40” by 40” blanket. From that point forward, we have sought to achieve a brand identity with our large blanket and our smaller 30” by 30” blanket, our core products that provide appeal to consumers in the premium market. In the baby accessories industry, we believe that premium products generate higher gross margins and offer significant growth potential. The BabyDot brand image is based upon superior fabric designs, quality and style. Our fabrics are carefully selected and handcrafted into a comfortable line of baby blankets. Once manufactured, each blanket is labeled with the BabyDot name and hand-wrapped with a satin ribbon prior to delivery.

In fashioning our baby blankets, our focus is to incorporate the softest fabrics with modern prints that will capture both parent and child. We strive to create original, eclectic products that appeal to the fashion savy consumer. Each BabyDot item is handmade, by talented women, the majority of which are stay-at-home moms. Every product is made with great care and attention to detail. Our top priority is a happy consumer.

We were formed as a Nevada corporation on June 27, 2006. We maintain our principal executive offices at 3071 Wandering River Ct., Las Vegas, Nevada 89135.

Plan of Operation

Product Development

Initially, our products included our 40” by 40” blanket and smaller 30” by 30” blanket. Since then, we have taken active steps to diversify our product line. During the current reporting period, we have introduced new product merchandise to the BabyDot line, including hair clips, custom appliquéd t-shirts, and new styles of blankets. In the next 12 months, we intend to further diversify our product line with other baby accessories, including lounge pants in sizes 12 months - 8 yrs, dresses, bibs, burp cloths, boy’s ties, and other items. We intend to slowly and carefully introduce new products, however, as we hope to capture and retain brand identity in our core blanket products.

We intend to work closely with our designer in the next twelve months. To date, our designer developed our logo and has been instrumental working with management in providing presentation advice as to our BabyDot products. We expect to use our designer’s services as we diversify our product line. In addition, as we draw near to the September 2007 ABC Kids Expo, we plan to have our designer develop promotional materials and displays and assist management with the overall design of the booth and presentation at the event. We have a verbal arrangement to compensate our designer on project-by-project basis. We expect to incur roughly $3,000 on our designer in the next twelve months.

Locate Suitable Manufacturing

We currently manufacture our BabyDot products under verbal arrangements with individuals that hand craft each blanket. In the next twelve months and, as our growth permits, we plan to source manufacturing to third parties that are capable of achieving higher output at reduced rates. We hope to retain competent commercial manufacturers that we can rely on going forward that are flexible enough to handle small quantity orders at first, and absorb larger orders as we grow. We will look for manufacturers particularly in Las Vegas where we are headquartered to avoid expensive packaging and shipping costs. We intend to work with manufacturers on a per order basis and do not expect to incur any expenses in establishing accounts.

Enhance Our Website

During the current reporting period, we added products, included integrated credit card processing, and improved the overall design and functionality of our website. We intend to continue to enhance the functionality and complexity of our website in the next twelve months. We plan to contract with consultants to increase visitation to our website, link with other established websites, and develop arrangements with online retailers that purchase our products on a wholesale basis. We also intend to work with Google and other search engines to expose our website to consumers.

We also intend to establish relationships with baby accessory carriers to retail their products on our website. We established accounts with Posh Baby for their loungewear and clothing lines, with Baby Rock Apparel for their printed t-shirts, and with Kumquat Baby for their clothing line. It did not cost anything for us to establish these accounts, however, but we would be subject to minimum purchase orders to continue these relationships. In the next twelve months, we hope to locate other accounts to retail on our website.

The costs associated with the above activities vary, but in the next twelve months we expect to spend around $5,000 in order to maintain and enhance our website, engage in online advertising, and establish relationships with other online retailers.

Intellectual Property Protection

We filed a trademark application to protect the BabyDot name. If the funds are available, we intend to spend upwards of $2,000 on counsel and filings fees in the next twelve months on further intellectual property protection.

Sales Personnel

In the next twelve months, we intend to use the services of our management to sell our products. If future sales justify the expense, however, we may employ two sales representatives to commence sales efforts in the Southwest United States. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to pay such sales representatives on a commission basis, with commissions depending on the product line and terms of the sale. In addition, we may decide to pay each sales representative a starting salary of $25,000 per year. We expect to provide service and support to our sales representatives, including advertising and sales materials.

In the event we hire sales personnel, we do not intend to do so in the next twelve months unless our revenues are enough to absorb the cost of these personnel.

Marketing & Advertising

During the current reporting period, we showcased our products at the “Girl Next Door” show, a locate gathering of small vendors that network and introduce business products. Our officer and director, Jennie Slade, further promoted our company and products through her personal blog that she created and circulated to her family, friends and business associates. The blog was intended to display creative ideas and styles that appeal to consumers in the premium market. In the next twelve months, we hope to continue to find ways to reach out to potential customers in similar cost effective ways.

In September of 2006, we attended the ABC Kids Expo. Although we did not obtain a booth for the event, it was a great opportunity to discuss our products with others in the industry and peruse competitors in our field. In the next twelve months, we hope to take steps to ensure that we have a booth at the ABC Kids Expo expected to take place in September of 2007. We are currently coordinating with event staff to acquire a booth for a reasonable price, but there is no assurance that we will be able to attend this year. If we are able to attend the Expo, we intend to bring a wide variety of sales materials and product samples to display. A booth at the Expo starts at around $1,400, and sales materials and product samples may cost upwards of $5,000.

As we grow, we intend to advertise and market our BabyDot products through baby-focused publications, as well as through catalogs and trade shows. Examples include Papermoonbaby and Baby Style. Our ability to advertise in these publications and catalogs is dependent on available resources. We therefore do not expect to engage in publication advertising unless our revenues permit. If cash flow is tight, we will not engage in luxurious marketing efforts.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three and six months ended April 30, 2007

We generated $70 in revenue for the three months ended April 30, 2007, compared with $531 for the same period ended April 30, 2006. We generated $1,222 for the six months ended April 30, 2007, compared with $1,465 for the same period ended April 30, 2006. Our revenue during all these periods was generated by sales of our BabyDot blankets and baby-accessory products. Our revenues dropped in the three and six months ended April 30, 2007 compared with the same period in 2006 due to management’s focus on developing our website, and engaging in marketing efforts as opposed to attention on sales. Our cost of goods sold was $67 for the three months ended April 30, 2007, as opposed to $510 for the same period ended 2006. Our cost of goods sold was $1,175 for the six months ended April 30, 2007, as opposed to $1,406 for the same period ended 2006. Our gross profits were negligible for the three and six months ended 2007 and 2006 and suggests that management needs to focus on improving profit margins by reducing cost of goods with suppliers and manufacturing costs or offer products at higher prices.

We incurred operating expenses in the amount of $3,988 for the three months ended April 30, 2007, compared to $368 for the same period ended 2006. We incurred operating expenses in the amount of $9,541 for the six months ended April 30, 2007, compared to $1,110 for the same period ended 2006. These operating expenses are primarily attributable to general and administrative expenses associated with the development of our business, legal expenses, and consulting fees.

The drastic increase in operating expenses for the three and six months ended April 30, 2007, compared with the same period in 2006 is a result of management’s use of proceeds, acquired in our private equity offering in late 2006, to grow and develop our business. Increased funds were also used to pay for the increased expenses associated with being a reporting company under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $3,985 for the three months ended April 30, 2007, compared to $347 for the same period ended 2006. We incurred a loss in the amount of $9,494 for the six months ended April 30, 2007, compared to $1,051 for the same period ended 2006.

Liquidity and Capital Resources

As of April 30, 2007, we had total current assets of $14,430. Our total current liabilities as of April 30, 2007 were $7,749. Thus, we had working capital of $6,681 as of April 30, 2007. As demonstrated above, we expect to spend upwards of $20,000 to implement our business plan for the next twelve months.

As of April 30, 2007, we have insufficient cash to operate our business at the current level for the next twelve months. We must raise additional capital to achieve our business goals and to continue operations. Although our principals have no legal obligation to infuse additional capital, it is anticipated that our principals will do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. We believe that it will be easier to raise the requisite financing now that we are a reporting company and our stock is traded on the OTCBB. We believe this because investors generally feel more comfortable with investments in which there are periodic and complete reports filed with the SEC. In addition, investors put more value on investments in securities of a company for which they have a readily accessible market to sell their securities. However, a market for our common stock may never develop. In the event we are not able to obtain financing within the next twelve months, our operations will be limited.

Off Balance Sheet Arrangements

As of April 30, 2007, there were no off balance sheet arrangements.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Jennie Slade. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2007, the registration statement filed on Form SB-2 (Commission file number 333-140806) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 2,960,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on February 21, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The BabyDot Company
Date:	June 12, 2007

By: /s/ Jennie Slade Jennie Slade Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director