Form 10QSB
period 2007-07-31
Babydot CO
filed 2007-09-19
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,960,000 common shares as of July 31, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Consolidated Balance Sheets as of July 31, 2007 (unaudited) and October 31, 2006 (audited);

F-2	Consolidated Statements of Operations for the three and nine months ended July 31, 2007 and 2006 and period from inception (November 1, 2005) through July 31, 2007 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity from inception (November 1, 2005) through July 31, 2007 (unaudited);

F-4	Consolidated Statements of Cash Flows for the nine months ended July 31, 2007 and 2006 and period from inception (November 1, 2005) through July 31, 2007 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

THE BABYDOT COMPANY
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	July 31, 2007	October 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash in bank	$9,633	$5,014
Prepaid expenses	-	5
Inventory	1,565	1,147

TOTAL CURRENT ASSETS	11,198	6,166

TOTAL ASSETS	$11,198	$6,166

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,287	$2,303
Advances from related parties	2,462	2,488

TOTAL CURRENT LIABILITIES	7,749	4,791

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	7,749	4,791

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 90,000,000 shares authorized, 9,960,000 and 7,000,000 shares issued and outstanding, respectively	9,960	7,000
Additional paid in capital	11,840	-
Accumulated deficit	(18,351)	(5,625)

TOTAL STOCKHOLDERS' EQUITY	3,449	1,375

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,198	$6,166

The accompanying notes are an integral part of these financial statements

THE BABYDOT COMPANY
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31, 2007	For the Three Months Ended July 31, 2006	For the Nine Months Ended July 31, 2007	For the Nine Months Ended July 31, 2006	From Inception On November 1, 2005 through July 31, 2007

REVENUES	$233	$438	$1,455	$1,903	$3,335
COST OF SALES	197	313	1,372	1,719	2,388
GROSS MARGIN	36	125	83	184	947

OPERATING EXPENSES

General and administrative	3,268	75	12,809	1,185	19,298

TOTAL OPERATING EXPENSES	3,268	75	12,809	1,185	19,298

NET LOSS	$(3,232)	$50	$(12,726)	$(1,001)	$(18,351)

BASIC LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	9,960,000	3,500,000	9,466,667	3,500,000

The accompanying notes are an integral part of these financial statements

THE BABYDOT COMPANY
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance November 1, 2005	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Shares issued for services at $0.001 per share	2,000,000	2,000	-	-	2,000

Net loss for the year ended October 31, 2006	-	-	-	(5,625)	(5,625)

Balance October 31, 2006	7,000,000	7,000	-	(5,625)	1,375

Shares issued for cash at $0.005 per share	2,960,000	2,960	11,840	-	14,800

Net loss for the nine months ended July 31, 2007 (Unaudited)	-	-	-	(12,726)	(12,726)

Balance July 31, 2007 (Unaudited)	9,960,000	$9,960	$11,840	$(18,351)	$3,449

The accompanying notes are an integral part of these financial statements

THE BABYDOT COMPANY
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended July 31, 2007	For the Nine Months Ended July 31, 2006	From Inception On November 1, 2005 through July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,726)	$(1,001)	$(18,351)

Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	-	-	2,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(418)	313	(1,565)
(Increase) decrease in prepaid expenses	5	-	-
Increase (decrease) in accounts payable	2,984	1,506	5,287

NET CASH PROVIDED BY OPERATING ACTIVITES	(10,155)	818	(12,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	-	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	14,800	-	19,800
Increase in advances from related parties	(26)	900	2,462

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,774	900	22,262

NET INCREASE IN CASH	4,619	1,718	9,633

CASH - Beginning of period	5,014	-	-

CASH - End of period	$9,633	$1,718	$9,633

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements

THE BABY DOT COMPANY
Notes to the Condensed Financial Statements
July 31, 2007 and October 31, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2006 audited financial statements. The results of operations for the periods ended July 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

Management’s Assessment of Our Business

We were formed on June 27, 2006 to engage in the business of designing, marketing and distributing handcrafted baby blankets and other accessories made from quality fabrics. Our business operations have been conducted through our wholly owned subsidiary, Baby Dot LLC, a limited liability company incorporated under the laws of the State of Nevada. On August 15, 2006, we acquired Baby Dot, LLC from Ms. Jennie Slade, our officer and director, in exchange for 2,000,000 shares of our common stock. In that acquisition, we acquired all assets of the limited liability company, including our website, an existing but limited inventory of products, and all rights to the BabyDot designs.

Through our subsidiary, we introduced our blanket products in November of 2005, starting with our large 40” by 40” blanket, and later with our smaller 30” by 30” blanket. Our business strategy was to sell quality blankets to the premium market in order to generate higher gross margins and offer significant growth potential. We have sought to indentify a brand image based on superior fabric designs, quality and style. We have carefully selected stylish modern prints and fabrics that we manufactured into a comfortable line of baby blankets. To make our products stand out from others, we have labeled our blankets with a BabyDot logo and design and hand-wrapped them with a satin ribbon prior to delivery.

Because we have not had enough product demand to necessitate large scale manufacturing, our strategy has been to hire talented woman to handcraft each blanket, the majority of which are stay-at-home moms. Every product has been made with great care and attention to detail. Our top priority was a happy consumer.

Since our inception, we have sought to diversify our product line. We have added several products, including children’s clothing, bibs, burp cloths, hats, and other baby accessories. We have also expanded our business to include baby announcements of births, blessings, birthdays, and other important events. Yet despite our efforts to grow, we have only achieved limited sales to date. Our limited sales since November 2005 have largely been the result of the personal efforts of our President, CEO and Director, Ms. Jennie Slade. We developed a website and blog to promote our products, but the bulk of our sales were the result of word of mouth marketing and small vendor shows.

Because demand for our products has been very limited, we have put a hold on our search to develop large-scale manufacturing from third party sources. In order to reserve needed capital to survive, we have also halted specific plans to implement our business plan, including expanding the creativity and functionality of our website, attending the ABC Kids Expo, and other plans.

As of the date of this quarterly report, we are unsure whether our business will continue as a going concern. We have limited revenues each quarter, and the bulk of our cash is from investor funds, which is slowly being depleting with operating expenses associated with running our business and fulfilling our reporting obligations as a public company.

Plan of Operation in the Next 12 Months

We currently have limited business activities. While we still plan to offer our products to purchasing consumers, but our long term plan is to identify and evaluate other business opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, we have not identified any other business opportunities that management believes is consistent with our expertise and income needs.

We can provide no assurance that we will be successful in finding other business opportunities due to our limited working capital. We anticipate that if we are successfully able to identify a business opportunity, we will require additional financing in order to enable us to complete the acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We currently have forecasted the expenditure of approximately $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses for acquisition. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market. If we are successful and identify a business to acquire, we will need additional financing to complete this acquisition.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Ms. Jennie Slade. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses.

Results of Operations for the three and nine months ended July 31, 2007

We generated $233 in revenue for the three months ended July 31, 2007, compared with $438 for the same period ended July 31, 2006. We generated $1,455 for the nine months ended July 31, 2007, compared with $1,903 for the same period ended July 31, 2006. Our revenue during all these periods was generated by sales of our BabyDot blankets and baby-accessory products.

Our cost of goods sold was $197 for the three months ended July 31, 2007, as opposed to $313 for the same period ended 2006. Our cost of goods sold was $1,372 for the nine months ended July 31, 2007, as opposed to $1,719 for the same period ended 2006. Our gross profits were negligible for the three and nine months ended 2007 and 2006 and suggests that our business plan may not be viable in the long term.

We incurred operating expenses in the amount of $3,268 for the three months ended July 31, 2007, compared to $75 for the same period ended 2006. We incurred operating expenses in the amount of $12,809 for the nine months ended July 31, 2007, compared to $1,185 for the same period ended 2006. These operating expenses are primarily attributable to general and administrative expenses associated with the development of our business, legal expenses, and consulting fees.

The drastic increase in operating expenses for the three and nine months ended July 31, 2007, compared with the same period in 2006 is a result of management’s use of proceeds, acquired in our private equity offering in late 2006, to grow and develop our business. Increased funds were also used to pay for the increased expenses associated with being a reporting company under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $3,232for the three months ended July 31, 2007, compared to $50 for the same period ended 2006. We incurred a loss in the amount of $12,726 for the nine months ended July 31, 2007, compared to $1,001 for the same period ended 2006.

Liquidity and Capital Resources

As of July 31, 2007, we had total current assets of $11,198. Our total current liabilities as of July 31, 2007 were $7,749. Thus, we had working capital of $3,449 as of July 31, 2007. As demonstrated above, we expect to spend upwards of $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses for acquisition.

Off Balance Sheet Arrangements

As of July 31, 2007, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Jennie Slade. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2007.

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

The BabyDot Company
Date:	September 17, 2007

By: /s/ Jennie Slade Jennie Slade Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director