Form 10KSB
period 2007-10-31
Capital City Energy Group, Inc.
filed 2008-01-29
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 333-140806

CAPITAL CITY ENERGY GROUP, INC.
(Name of small business issuer in its charter)

Nevada	20-5131044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11741 Costa Blanca Ave. Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 592-8737

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
None (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [   ]

State issuer’s revenue for its most recent fiscal year.  $1,893

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.    Not Available

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   9,960,000 Common Shares as of October 31, 2007

Transitional Small Business Disclosure Format (Check One):  Yes: __; No X

 PART I
Item 1.   Description of Business

Overview

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

As of the date of this annual, we are unsure whether our business will continue as a going concern. We have very limited revenues, and the bulk of our cash is from investor funds, which is slowly being depleting with operating expenses associated with running our business and fulfilling our reporting obligations as a public company.

With these obstacles, our board of directors has rethought moving forward with the company’s current line of business and is considering other options.  Our management is now actively looking for other business opportunities for us to pursue. We have entered into negotiations to acquire the business operations of Capital City Petroleum, Inc., a Delaware corporation (“CCP”). Moving forward in this direction, on January 21, 2007, we changed our name to Capital City Energy Group, Inc., a Nevada corporation. On January 24, 2008, we also filed a Certificate of Designation with the Nevada Secretary of State relating to the establishment of Series A Preferred Stock. The Certificate of Designation sets forth the voting powers, designations, preferences, limitations and relative rights of the Series A Preferred Stock. A copy of the Certificate of Designation is attached to this Annual Report as Exhibit 3.1 and is incorporated herein by reference.

Notwithstanding the name change, the establishment of a series of preferred stock and extensive negotiations with CCP, we still have not finalized an acquisition transaction with that company. We anticipate that should such an opportunity arise, our business direction will change. There can be no assurance that our efforts to acquire such an opportunity will be successful.

Item 2.   Description of Property

We own no real property. We maintain our corporate office at 11741 Costa Blanca Ave.  Las Vegas, NV. Our President, CEO and Director, Ms. Jennie Slade, provides this space to our company free of charge.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board(“OTCBB”), which is sponsored by the NASD.  The OTCBBis a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.  Our shares are quoted on the OTCBBunder the symbol “BBYD.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending October 31, 2007
Quarter Ended	High $	Low $
October 31, 2007	n/a	n/a
July 31, 2007	$0	$0

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 31, 2007, we had approximately thirty (30) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Item 6.  Management’s Discussion and Analysisor Plan of Operation

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

Plan of Operation in the Next 12 Months

We currently have limited business activities. While we still plan to offer our products to purchasing consumers, our long term plan is to identify and evaluate other business opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, we have not identified any other business opportunities that management believes is consistent with our expertise and income needs.

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

Results of Operations for the Years Ended October 31, 2007 and 2006

We generated $1,893 in revenue for the year ended October 31, 2007, compared with $ 1,880 for the same period ended October 31, 2006. Our revenue during both periods was generated by sales of our BabyDot blankets and baby-accessory products.

Our cost of goods sold was $1,863 for the year ended October 31, 2007, as opposed to $1,016 for the same period ended 2006. Our gross profits were negligible for both periods and suggest that our business plan may not be viable in the long term.

We incurred operating expenses in the amount of $17,412 for the year ended October 31, 2007, compared to $6,489 for the same period ended 2006. These operating expenses are primarily attributable to general and administrative expenses associated with the development of our business, legal expenses, and consulting fees.

The drastic increase in operating expenses for the year ended October 31, 2007, compared with the same period in 2006 is a result of management’s use of proceeds, acquired in our private equity offering in late 2006, to grow and develop our business. Increased funds were also used to pay for the increased expenses associated with being a reporting company under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $17,382 for the year ended October 31, 2007, compared to $5,625 for the same period ended 2006.

Liquidity and Capital Resources

As of October 31, 2007, we had total current assets of $7,131. Our total current liabilities as of October 31, 2007 were $8,999. Thus, we had a working capital deficit of $1,868 as of October 31, 2007. As demonstrated above, we expect to spend upwards of $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses for acquisition.
We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital based upon the company’s desired plan of operation. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. We do not anticipate meeting the financing requirements of our current business plan. Thus, we are currently negotiating to acquire other business opportunities, unrelated to our current business operations. We anticipate that we will also need additional financing to acquire another business. If we are unable to obtain additional financing, our business plan and our ability to acquire another business and continue as a going concern will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations or any plan of operations until such time as the necessary funds are raised in the equity securities market.

Off Balance Sheet Arrangements

As of October 31, 2007, there were no off balance sheet arrangements.

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

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2007 and 2006
F-3	Consolidated Statements of Operations – Year Ended October 31, 2007 and 2006 and period from November 1, 2005 (Inception) to October 31, 2007
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for period from November 1, 2005 (Inception) to October 31, 2007
F-5	Consolidated Statements of Cash Flows - Year Ended October 31, 2007 and 2006 and period from November 1, 2005 (Inception) to October 31, 2007
F-6	Notes to Consolidated Financial Statements

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Capital City Energy Group, Inc.
(fka The Baby Dot Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Capital City Energy Group, Inc. (fka The Baby Dot Company)as of October 31, 2007 and 2006 and the related statements of operations, stockholders' equity (deficit)and cash flows for the years ended October 31, 2007 and 2006 and from inception on November 1, 2005 through October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital City Energy Group, Inc. (fka The Baby Dot Company)as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended October 31, 2007 and 2006 and from inception on November 1, 2005 through October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in order for the Company to continue as a going concern, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management's plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Las Vegas, Nevada
January 28, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Balance Sheets

ASSETS
	October 31, 2007	October 31, 2006

CURRENT ASSETS

Cash	$7,131	$5,014
Prepaid expenses	-	5
Inventory	-	1,147

Total Current Assets	7,131	6,166

PROPERTY AND EQUIPMENT, net	661	-

TOTAL ASSETS	$7,792	$6,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,250	$2,303
Advances from related parties	7,749	2,488

Total Current Liabilities	8,999	4,791

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value; 90,000,000 shares authorized, 9,960,000 and 7,000,000 shares issued and outstanding, respectively	9,960	7,000
Additional paid-in capital	11,840	-
Deficit accumulated during the development stage	(23,007)	(5,625)

Total Stockholders' Equity (Deficit)	(1,207)	1,375

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,792	$6,166

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Statements of Operations

	For the Year Ended October 31,		From Inception on November 1, 2005 Through October 31,
	2007	2006	2007

REVENUES	$1,893	$1,880	$3,773
COST OF SALES	1,863	1,016	2,879
GROSS MARGIN	30	864	894

OPERATING EXPENSES

General and administrative	17,412	6,489	23,901

Total Operating Expenses	17,412	6,489	23,901

NET LOSS	$(17,382)	$(5,625)	$(23,007)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	8,986,849	2,797,260

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 1, 2005	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Shares issued for services at $0.001 per share	2,000,000	2,000	-	-	2,000

Net loss since inceptionthrough October 31, 2006	-	-	-	(5,625)	(5,625)

Balance, October 31, 2006	7,000,000	7,000	-	(5,625)	1,375

Shares issued for cashat $0.005 per share	2,960,000	2,960	11,840	-	14,800

Net loss for the yearended October 31, 2007	-	-	-	(17,382)	(17,382)

Balance, October 31, 2007	9,960,000	$9,960	$11,840	$(23,007)	$(1,207)

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended October 31,		From Inception on November 1, 2005 Through October 31,
	2007	2006	2007

CASH FLOWS FROMOPERATING ACTIVITIES

Net loss	$(17,382)	$(5,625)	$(23,007)
Adjustments to reconcile net loss tonet cash used by operating activities:
Depreciation expense	11	-	11
Common stock issued for services	-	2,000	2,000
Changes in operatingassets and liabilities:
(Increase) decrease in inventory	1,147	(1,147)	-
(Increase) decrease in prepaid expenses	5	(5)	-
Increase (decrease) in accounts payable	(1,053)	2,303	1,250

Net Cash Used by Operating Activities	(17,272)	(2,474)	(19,746)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment purchased	(672)	-	(672)

Net Cash Used by Operating Activities	(672)	-	(672)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock issued	14,800	5,000	19,800
Increase in advances from related parties	5,261	2,488	7,749

Net Cash Provided by Financing Activities	20,061	7,488	27,549

NET DECREASE IN CASH	2,117	5,014	7,131

CASH AT BEGINNING OF PERIOD	5,014	-	-

CASH AT END OF PERIOD	$7,131	$5,014	$7,131

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007 and 2006

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Capital City Energy Group, Inc. (fka BabyDot Company) was incorporated in the State of Nevada on June 27, 2006. The Company’s fiscal year end is October 31.  The Company is engaged in the business of designing, marketing and distributing handcrafted baby blankets and other accessories made from quality fabrics.  On August 15, 2006, the Company acquired its operating entity, Baby Dot, LLC, a Nevada limited liability company, from Ms. Jennie Slade in consideration for 2,000,000 shares of the Company’s common stock. In that acquisition, the Company acquired all assets of the limited liability company, including a website, an existing but limited inventory of products, and all rights to the BabyDot designs.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2007 and 2006.

	For the Year Ended October 31, 2007	For the Year Ended October 31, 2006
Loss (numerator)	$(17,382)	$(5,625)
Shares (denominator)	8,986,849.	2,797,260
Per share amount	$(0.00)	$(0.00)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007 and 2006

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of October 31, 2007.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109
Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the Year Ended October 31, 2007		For the Year Ended October 31, 2006
Income tax expense at statutory rate		$5,910.		$1,913)
Common stock issued for services		-		(680)
Valuation allowance		(5,910)		(1,233)
Income tax expense per books	$	-.	$	-.

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007 and 2006

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

	October 31, 2007		October 31, 2006
Deferred tax assets		.	)
NOL Carryover		$7,143.	$1,233
Valuation allowance		(1,143)	(1,233)
Net deferred tax assets	$	-.	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $21,007 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted an October 31 fiscal year end.

Inventory
The Company accounts for inventory of raw materials and finished goods on a cost basis.  The inventory is maintained on a first in- first out (FIFO) basis. The Company recorded an impairment of the full value of its inventory as of October 31, 2007.

Property and Equipment
The Company currently has no property or equipment.  If the Company obtains property and equipment they will be depreciated over the estimated useful lives of the related assets.  Depreciation and amortization will be computed on the straight-line method.

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007 and 2006

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation.
As of October 31, 2007, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007 and 2006
1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

2.            COMMON STOCK
On August 4, 2006, the Company issued 5,000,000 shares of its common stock for $5,000 from its founder, Ms. Jennie Slade.

During the year ended October 31, 2007, the Company issued 2,960,000 shares of its common stock at $0.005 per share in a private placement.

3.            RELATED PARTY TRANSACTIONS
Ms. Jennie Slade, the Company’s officer and director, has advanced the Company $2,546 for operating capital.  There are no terms associated with the advance.

On August 15, 2006, the Company acquired its operating entity, Baby Dot, LLC, a Nevada limited liability company, from Ms. Jennie Slade in consideration for 2,000,000 shares of the Company’s common stock. In that acquisition, the

3.            RELATED PARTY TRANSACTIONS (Continued)
Company acquired all assets of the limited liability company, including a website, an existing but limited inventory of products, and all rights to the BabyDot designs.  The consideration we paid for Baby Dot, LLC was arbitrarily determined by Ms. Jennie Slade and bears no relationship to the LLC’s assets, earnings, book value or any other objective criteria of value.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

4.            GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $23,007 as of October 31, 2007.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mrs. Jennie Slade. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the year ended October 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.  Other information

The information in Part I, Item 1. is incorporated herein by reference.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position Held with the Company
Jennie Slade 3071 Wandering River Ct. Las Vegas, NV 89135	29	President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director
Joey Jennings 3101 Susan Dr. Pahrump, NV 89060	33	Chief Strategic Officer

Set forth below is a brief description of the background and business experience of executive officers and directors.

Jennie Slade.  Jennie Slade has been our President, Chief Executive Officer, Secretary and Director since our inception. Ms. Slade attended Brigham Young University for two years and graduated from the University of Nevada Las Vegas in 2000 with a Bachelor’s degree in Spanish.  Ms. Slade is the mother of three children.  In 2003, Ms. Slade worked in interior decorating and began selling upholstered furniture. From 2003 to 2005, Ms. Slade designed and furnished in the commercial and residential sector and established a profitable business.  In 2005, Ms. Slade started a business on Ebay selling children’s hair accessories called “Kate Taylor Hair Bowtique.”  Following her passion for creating and designing, Ms. Slade started a designer blanket business, called “Baby Dot LLC,” which is our wholly-owned subsidiary and operating business to date.

Joey Jennings.  Joey Jennings joined our business in September of 2006 as our Chief Strategic Officer to assist our marketing efforts and provide managerial support.  From 2003 to the present, Mr. Jennings has been employed with Coldwell Banker Commercial Reno, to assist clients in the buying and selling of commercial property, primarily Multi-family projects.  From 2001 to 2003, Mr. Jennings was employed by Crest Budget Inn, LLC, as an In-House Leasing Manager of 300 unit weekly/monthly units.  Mr. Jennings also served the same company as a real estate agent to locate properties nationwide meeting certain investment criteria.  From 2000-2003, Mr. Jennings owned a company known as Blue Brainz, that wholesaled clothing to retail shops.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Ms. Slade and Mr. Jennings.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending October 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended October 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of October 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2007 and 2006.

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to officers in the event our formula becomes marketable.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jennie Slade, President, CEO, Secretary and Director	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Joey Jennings, Chief Strategic Officer	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Narrative Disclosure to the Summary Compensation Table

We do not compensate our executive officers by the payment of salaries or bonus compensation.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jennie Slade	-	-	-	-	-	-	-	-	-
Joey Jennings	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of October 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jennie Slade	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 31, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Jennie Slade 3071 Wandering River Ct. Las Vegas, NV 89135	Common Stock	7,000,000	70.3%
Joey Jennings 3101 Susan Dr. Pahrump, NV 89060	Common Stock	NONE	NONE
DIRECTORS AND OFFICERS – TOTAL		7,000,000	70.3%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 9,960,000 shares of common stock issued and outstanding for the company as of October 31, 2007.

Item 12.   Certain Relationships and Related Transactions

Except as provided below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

On August 15, 2006, we acquired our operating entity, Baby Dot, LLC, a Nevada limited liability company, from Ms. Jennie Slade in consideration for 2,000,000 shares of our common stock. In that acquisition, we acquired all assets of the company, including our website, an existing but limited inventory of products, and all rights to the BabyDot designs.  The consideration we paid for Baby Dot, LLC was arbitrarily determined by Ms. Jennie Slade and bears no relationship to the LLC’s assets, earnings, book value or any other objective criteria of value.

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Certificate of Designation for Series A Preferred Stock
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on February 21, 2007.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended October 31, 2007 and 2006 were approximately $8,250 and $2,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended October 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended October 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance withSection 13 or15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The BabyDot Company

By:	/s/ Jennie Slade
Jennie Slade President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director
January 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jennie Slade
Jennie Slade President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director
January 28, 2008