Form 10-QT
period 2007-12-31
Capital City Energy Group, Inc.
filed 2008-05-05
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended _________________

☒ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from November 1, 2007  to December 31, 2007

Commission File Number: 333-140806

Capital City Energy Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5131044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8351 N. High Street, Suite 101
Columbus, Ohio 43235
(Address of principal executive offices)

(614) 310-1614
(Issuer’s telephone number)

________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There are 30,781,415 shares of Common Stock and 3,147,122 shares of Preferred A Stock issued and outstanding as of May 5, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

4	Consolidated Balance Sheets as of December 31, 2007 (unaudited) and October 31, 2007 (audited);

5	Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and 2006 and period from inception (November 1, 2005) through December 31, 2007 (unaudited);

6	Consolidated Statements of Stockholders’ Equity from inception (November 1, 2005) through December 31, 2007 (unaudited);

7	Consolidated Statements of Cash Flows for the two months ended JDecember 31, 2007 and 2006 and period from inception (November 1, 2005) through December 31, 2007 (unaudited);

8	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the full year. The Company is filing this Transition Report in compliance with Rule 13a-10 of the Securities Exchange Act of 1934, as amended.  By resolution of its board of directors, the Company changed its fiscal year ending from October 31 to December 31.  This transition report presents the operational and financial results of those months since the Company’s Form 10-KSB filing, which reported all of the operational results for the Company through October 31, 2007.

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Balance Sheets

	December 31,	October 31,
	2007	2007
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$7,131
Prepaid expenses	-	-
Inventory	-	-

Total Current Assets	-	7,131

PROPERTY AND EQUIPMENT, net	-	661

TOTAL ASSETS	$-	$7,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,250
Advances from related parties	-	7,749

Total Current Liabilities	-	8,999

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value;
90,000,000 shares authorized, 9,960,000 and
7,000,000 shares issued and outstanding, respectively	9,960	9,960
Additional paid-in capital	11,840	11,840
Deficit accumulated during the development stage	(21,800)	(23,007)

Total Stockholders' Equity (Deficit)	-	(1,207)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$7,792

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Statements of Operations
(Unaudited)

From Inception

on November 1,

For the Two Months Ended
2005 Through

December 31,
December 31,

2007
2006
2007

 REVENUES
$-	$-	$-

 COST OF SALES
-	-	-

 GROSS MARGIN
-	-	-

 OPERATING EXPENSES

 General and administrative
-	-	-

 Total Operating Expenses
-	-	-

 DISCONTINUED OPERATIONS
1,207	(5,509)	(21,800)

 NET LOSS
$1,207	$(5,509)	$(21,800)

 BASIC LOSS PER SHARE
$0.00	$(0.00)

 WEIGHTED AVERAGE

    SHARES OUTSTANDING
9,960,000	4,987,275

The accompanying notes are an integral part of these financial statements.

 CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

Deficit

Accumulated

Additional
During the
Total

Common Stock
Paid-In
Development
Stockholders'

Shares
Amount
Capital
Stage
Equity

 Balance, November 1, 2005
-	$-	$-	$-	$-

 Shares issued for cash

    at $0.001 per share
5,000,000	5,000	-	-	5,000

 Shares issued for services

    at $0.001 per share
2,000,000	2,000	-	-	2,000

 Net loss since inception

    through October 31, 2006
-	-	-	(5,625)	(5,625)

 Balance, October 31, 2006
7,000,000	7,000	-	(5,625)	1,375

 Shares issued for cash

    at $0.005 per share
2,960,000	2,960	11,840	-	14,800

 Net loss for the year

    ended October 31, 2007
-	-	-	(17,382)	(17,382)

 Balance, October 31, 2007
9,960,000	9,960	11,840	(23,007)	(1,207)

 Net loss for the two months

    ended December 31, 2007
-	-	-	1,207	1,207

 Balance, December 31, 2007
9,960,000	$9,960	$11,840	$(21,800)	$-
The accompanying notes are an integral part of these financial statements.

 CAPITAL CITY ENERGY GROUP, INC.
(FKA THE BABY DOT COMPANY)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on November 1,
	For the Two Months Ended		2005 Through
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$1,207	$(5,509)	$(21,800)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	-	-	11
Common stock issued for services	-	2,000	2,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	(589)	3,049	661

Net Cash Used by Operating Activities	618	(460)	(19,128)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment purchased	-	-	(672)

Net Cash Used by Operating Activities	-	-	(672)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	19,800
Increase in advances from related parties	(7,749)	-	-

Net Cash Provided by Financing Activities	(7,749)	-	19,800

NET DECREASE IN CASH	(7,131)	(460)	-

CASH AT BEGINNING OF PERIOD	7,131	1,193	-

CASH AT END OF PERIOD	$-	$733	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

THE BABY DOT COMPANY
Notes to the Condensed Financial Statements
December 31, 2007 and October 31, 2007

NOTE   1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

Because we have not had enough product demand to necessitate large scale manufacturing, our strategy has been to hire talented women to handcraft each blanket, the majority of which are stay-at-home moms. Every product has been made with great care and attention to detail. Our top priority was a happy consumer.

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

Results of Operations for the two month transition period from November 1, 2007 through December 31, 2007

We generated $0 in revenue for the two months ended December 31, 2007, compared with $0 for the quarterly period ended December 31, 2006. Our revenue during all these periods was generated by sales of our BabyDot blankets and baby-accessory products.

Our cost of goods sold was $0 for the two months ended December 31, 2007, as opposed to $0 for the quarterly period ended December 31, 2006. Our gross profits were negligible for the periods ended 2007 and 2006 and suggests that our business plan may not be viable in the long term.

We incurred operating expenses in the amount of $0 for the two months ended December 31, 2007, compared to $0 for the quarterly period ended December 31, 2006.

We incurred a charge for discontinued operations of $1,207 for the two month transition period ended December 31, 2007 which resulted in a total net loss of $1,207 for this same time period.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $0. Our total current liabilities as of December 31, 2007 were also $0.  In addition, we had $0 stockholder’s equity as of December 31, 2007.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Timothy Crawford and our Chief Financial Officer, David Beule, who have been serving in these capacities since March 11, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the period ended December 31, 2007.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the 8-KA filed on March 14, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital City Energy Group, Inc.

Date:	May 5, 2008

/s/ David Beule
By: Title:	David Beule Chief Financial Officer, Principal Accounting Officer (Since March 11, 2008)