Form 10-QT/A
period 2007-12-31
Capital City Energy Group, Inc.
filed 2008-05-07
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☐ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended ____________

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There are 30,781,415 shares of Common Stock and 3,147,122 shares of Preferred A Stock issued and outstanding as of May 5, 2008.

Transitional Small Business Disclosure Format (check one): ☒ Yes  ☐ No

EXPLANATORY NOTE

This Amendment No. 1 to Transition Report on Form 10-Q is being filed solely to correct typographical errors contained on the cover of the form and in Exhibit 31.2 and Exhibit 32.1.  Exhibit 31.2 and Exhibit 32.1, as corrected, are filed herewith in their entirety.

PART II - OTHER INFORMATION

Item 6.                      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed.

(1)	Previously included as an exhibit to the 8-K/A filed on March 14, 2008.

SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital City Energy Group, Inc.
Date: May 7, 2008
By: /s/ David Beule
David Beule Title: Chief Financial Officer, Principal Accounting Officer (Since March 11, 2008)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed.

(1)	Previously included as an exhibit to the 8-K/A filed on March 14, 2008.

Exhibit 31.2

CERTIFICATIONS

I, David Beule, Chief Financial Officer of Capital City Energy Group, Inc. certify that:

1.	I have reviewed this Transition Report on Form 10-Q of Capital City Energy Group, Inc. (the “Registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of our Company as of, and for, the periods presented in this report.

4.
Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to our Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of our disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; and

5.
The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to our auditors and the audit committee of our board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting.

Dated: May 7, 2008	/s/ David Beule
David Beule
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Transition Report on Form 10-Q of Capital City Energy Group, Inc. for the year ended December 31, 2007, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)
the Transition Report on Form 10-Q of Capital City Energy Group, Inc. for the period from November 1, 2007 to December 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
the information contained in the Transition Report on Form 10-Q for the period from November 1, 2007 to December 31, 2007, fairly presents in all material respects, the financial condition and results of operations of Capital City Energy Group, Inc.

By:	/s/ Timothy W. Crawford
Name:	Timothy W. Crawford
Title:	Principal Executive Officer

By:	/s/ David Beule
Name:	David Beule
Title:	Principal Financial Officer

Date:	May 7, 2008