Form 10-Q
period 2008-03-31
Capital City Energy Group, Inc.
filed 2008-05-20
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 333-140806

Capital City Energy Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5131044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8351 N. High Street, Suite 101
Columbus, Ohio 43235
(Address of principal executive offices)

(614) 310-1614
(Issuer’s telephone number)

_______________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There are 30,791,714 shares of Common Stock and 3,132,211 shares of Preferred A Stock issued and outstanding as of May 12, 2008.

Transitional Small Business Disclosure Format (check one):  ☐ Yes    ☒ No

Capital City Energy Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Capital City Energy Group, Inc.

We have reviewed the accompanying balance sheets of Capital City Energy Group, Inc. as of March 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 16, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

CAPITAL CITY ENERGY GROUP, INC.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$224,578	$200,451
Prepaid expenses	142,428	40,991
Accounts receivable	1,003,351	414,826
Total Current Assets	1,370,357	656,268

PROPERTY AND EQUIPMENT, net	153,598	147,261

OIL AND GAS PROPERTIES, net	6,666,395	7,214,863

OTHER ASSETS

Deposits	4,485	4,485

TOTAL ASSETS	$8,194,835	$8,022,877

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$297,931	$360,708
Notes payable-current portion	25,491	-
Notes payable-related party	-	100,000
Total Current Liabilities	323,422	460,708

LONG TERM LIABILITIES
Notes payable	50,984	-
Deferred income taxes payable	234,942	163,960
Total Long Term Liabilities	285,926	163,960

TOTAL LIABILITIES	609,348	624,668

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: 3,142,650 shares issues and outstanding	3,143	3,143
Common shares: $0.001 par value, 90,000,000 shares authorized: 26,880,536 and 20,750,740 shares issues and outstanding, respectively	26,881	20,751
Additional paid-in capital	6,485,597	6,271,727
Retained earnings	1,069,866	1,102,588
Total Stockholders' Equity	7,585,487	7,398,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,194,835	$8,022,877

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007

REVENUES

Oil and gas revenue	$520,932	$646,715
Management revenue	40,133	53,433

Total Revenues	561,065	700,148

OPERATING EXPENSES

Lease operating costs	204,879	200,470
Depreciation and depletion	186,991	190,320
General and administrative	510,094	216,418

Total Operating Expenses	901,964	607,208

INCOME (LOSS) FROM OPERATIONS	(340,899)	92,940

OTHER INCOME (EXPENSE)

Gain on sale of assets	525,000	-
Interest expense	(2,097)	(102,776)

Total Other Income (Expense)	522,903	(102,776)

NET INCOME (LOSS) BEFORE INCOME TAXES	182,004	(9,836)

INCOME TAX EXPENSE	(70,982)	-

NET INCOME (LOSS)	$111,022	$(9,836)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)

FULLY DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,488,138	18,095,740

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	29,083,588	24,691,190

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2006	3,142,650	$3,143	18,095,740	$18,096	$7,382,111	$914,987	$8,318,337

Common stock issued for cash at $10.00 per share	-	-	2,155,000	2,155	2,152,845	-	2,155,000

Common stock issued upon exercise of warrants at $0.25	-	-	250,000	250	6,000	-	6,250

Common stock issued upon exercise of warrants at $1.00	-	-	250,000	250	24,750	-	25,000

Costs incurred by the Energy Funds not included in re-capitalization	-	-		-	(3,293,979)	-	(3,293,979)

Net income for the year ended December 31, 2007	-	-	-	-	-	187,601	187,601

Balance, December 31, 2007	3,142,650	3,143	20,750,740	20,751	6,271,727	1,102,588	7,398,209

Recapitalization	-	-	6,060,000	6,060	(6,060)	-	-

Common stock issued for debt at $3.36 per share	-	-	29,796	30	99,970	-	100,000

Common stock issued for services at $3.00 per share	-	-	40,000	40	119,960	-	120,000

Dividends paid on preferred stock	-	-	-	-	-	(138,744)	(138,744)

Net income for the three months ended March 31, 2008	-	-	-	-	-	106,022	106,022

Balance, March 31, 2008	3,142,650	$3,143	26,880,536	$26,881	$6,485,597	$1,069,866	$7,585,487

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$106,022	$(9,836)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	186,991	190,320
Common stock issued for services	120,000	-
Gain on sale of assets	(525,000)	-
Amortization of discount on debt	-	91,667
Changes in operating assets and liabilities
Changes in accounts receivable	(588,525)	(17,974)
Changes in prepaid expenses and deposits	(101,437)	-
Changes in deferred taxes payable	70,982	-
Changes in accounts payable and accrued expenses	(62,777)	51,934

Net Cash Provided by Operating Activities	(793,744)	306,111

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of oil and gas properties	1,000,000	-
Purchase of property and equipment	(6,424)	-
Purchase of oil and gas properties	(113,436)	(1,345,871)

Net Cash Used by Investing Activities	880,140	(1,345,871)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable	(11,312)	-
Proceeds from notes payable	87,787	-
Costs incurred by the Energy Funds not included in re-capitalization	-	(85,886)
Dividends paid	(138,744)	-

Net Cash Provided by Financing Activities	(62,269)	(85,886)

NET DECREASE IN CASH	24,127	(1,125,646)

CASH AT BEGINNING OF YEAR	200,451	1,169,749

CASH AT END OF YEAR	$224,578	$44,103

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$2,097	$11,109
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$100,000	$-

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Management’s Assessment of Our Business

Capital City Energy Group, Inc., a Nevada corporation (“Capital City Energy Group,” the “Company,” “we,” or “our”), through its wholly-owned acquisition subsidiary, merged with Capital City Petroleum, Inc., a Delaware corporation (“CCP”), on March 11, 2008 and continued the business of CCP.  Headquartered in Columbus, Ohio, the Company is a rapidly expanding energy company.  Our business is evolving from being an innovative leader in the design, management and sponsorship of retail and institutional direct participation energy programs to become one of the few vertically integrated independent oil & natural gas companies.  Our strategy, which we refer to as the “Triad,” is to continue to grow a portfolio of core areas which provide growth opportunities through grass-roots drilling, operating, service companies, acquisitions and fund management.  The Triad consists of: Fund Management, Principal Investments and Strategic Acquisitions of energy related companies.

Founded in 2003, CCP began its operations when the price of oil & gas was undervalued and there were significant opportunities to create income streams and asset accumulation programs for investors through the development of private equity funds.  At first, CCP managed various funds interested in investing in oil and gas properties.  By late 2006, however, CCP began making principal investments in energy properties alongside the funds it was managing.  With committed capital purchasing various interests in production and development wells for its own account, CCP made the first step advancing its innovative Triad business model.  Since the Merger effected on March 11, 2008, the Company intends to continue the expansion of the Triad business model. We believe the direct ownership in the full spectrum of assets within the energy industry transforms Capital City Energy Group into a more dynamic and full-service energy company.

Our vision is to rapidly grow shareholder value through our Triad business model.  Each prong of our model is briefly discussed below.

Fund Management.

Prior to the extended bull market in energy prices, the Company recognized the need to provide investors with some exposure to alternative asset classes such as commodities including oil and natural gas resources.  This particular asset class did not correlate to the traditional returns associated with the stock or bond markets, and thus served to fill a void by providing high yield income opportunities, while lowering overall portfolio volatility.  To take advantage of this non-correlation, we formed funds, each a blind pool designed to invest in direct participation in oil, natural gas and lease acreage opportunities across the country.  The funds were each structured as a diverse and balanced collection of small working interest investments in a variety of energy properties including existing production, developmental drilling, lease acreage, and exploration opportunities with established and successful oil & natural gas operating companies.  The Company formed nine funds with total investment capital of $18,302,000.

The current funds are structured as partnerships and offer a diversified holding of income producing, direct investments in oil wells, natural gas wells, pipelines, royalty acreage and mineral rights. Coupled with the intent to generate cash distributions, the funds are designed to maximize tax deductions from intangible drilling costs and other tax benefits from the ownership of direct interests in oil and gas properties.

There are significant barriers to entry that relate to this business model. A great deal of energy industry expertise has been assembled for the benefit of the Funds. Successful business relationships with external oil and gas operating companies have been established, fostered and nurtured for several years. We have reached a point in the marketplace where additional successful oil and gas operators are beginning to seek out and make unsolicited contacts with us. Adding to this nucleus of energy industry experience are numerous supporting relationships from legal, accounting, geological and marketing organizations. The business model is also highly regulated from a federal and state perspective. The logistical operations that make up the back office have been established to be cost effective, scalable and efficient.

After the merger, we determined to operate the Fund Management Division through our wholly owned subsidiary, Avanti Energy Partners, LLC, an Ohio limited liability company (“Avanti”), which will oversee all duties related to the management of the Funds.  The performance of each Fund is continually monitored, and when necessary, positions are either acquired or sold for the benefit of the Fund.  The primary responsibility of Avanti for each Fund is to locate, screen, evaluate and select the energy properties for the Funds. Avanti will utilize strategic business relationships with oil and gas operators across the United States to generate investment opportunities. These relationships have strengthened over time due to synergies in the business goals of the Funds and those of the operators. As part of a prudent practice of risk management, the operating companies may offer up to 75% of a prospect to external venture partners. In turn for receiving a readily available inventory of prospects, the Funds provide a steady source of investment capital to the operators allowing them to complete their projects. Over time, Avanti plans to leverage these relationships to conduct business with the highest quality oil and gas operators on a regular basis for the benefit of the Funds. This will allow Avanti to avoid the heavily promoted or syndicated projects, which is typically utilized by many of our competitors resulting in higher costs and excessive markups.

Avanti will rely on internal expertise along with input from independent consulting geologists to make investment decisions. As required, Avanti will employ Certified Petroleum Geologists with regional expertise. Furthermore, we have developed a proprietary economic analysis model that will allow Avanti to be used in concert with third party recommendations in making investment decisions. Conservative resource production and pricing scenarios are utilized to project investment returns and downside sensitivities are examined to provide further justification to the viability of the project.

All back office operations will be managed by the Company, through Avanti, including distribution of the Funds, issuing certificates of ownership, receiving investor monies, processing operator revenue checks, and issuing monthly investor distribution checks. In addition, the Company executes operator subscription documents, joint operating agreements, and files title assignment documents which verify ownership interests in the energy properties.  The management of the Funds generates fee revenue from front-end management services and a two percent annual advisory fee. Front-end fees pay for the distribution and printing costs, legal, marketing, accounting, geological review, evaluating the prospects for investment and broker dealer sales commissions.

Principal Investments.

Under our Principal Investment Division, we invest our own capital in energy properties through joint ventures and partnerships with other oil & natural gas companies.  Our relationships with the various funds we manage allow us to make these independent investments in oil & gas properties.  Nevertheless, our investments include strategic ownership in production, locations for future drilling, equipment, pipelines, seismic, acreage or other energy related properties that may not be suitable for our income oriented energy funds, but have potential for growth and strategic advantages for our energy funds and shareholders.  This division of our business provides revenue through our direct ownership in producing assets. The long term goal of this division is to function strategically with the our other divisions in order to create attractive cash flow returns, while growing a strong asset base, including proven and probable oil & gas reserves.

The principal investment strategy of the Triad is to continue investing in similar assets as the Funds, while using the same proven strategy employed by the Funds. The relationship between our own portfolio and that of the Funds will not be mutually exclusive, and provides for significant synergistic opportunities.  While the goal for the funds is to generate steady cash distributions and tax benefits to the investors, the objective for our own portfolio is long term growth and to be more opportunistic in adding value.  An example is purchasing promising lease acreage which may not be drilled in the short term.  If the value of the lease increases due to successful production established in close proximity, we are in a better position to take advantage of the increase in value even though no income stream has been established.  In addition, oil and gas operators working with the funds can be referred to us as a principal investor, while joint venture operating partners may be referred to the funds as a supplier of readily available production and other income producing projects.

Some of our initial positions include the prolific Texas Barnett Shale natural gas formation, coal bed methane development in southeast Oklahoma along with production from the Woodford Shale, and horizontal drilling development of oil and gas from the Buda and Georgetown formations in southeast Texas.  We are encouraged by the results of the investments we have made recently, specifically a 4-well position in central Kansas, and a second Barnett Shale gas well in Texas. We are continuing to evaluate several acreage opportunities for drilling prospects or to leverage royalty override income. We have the ability to purchase the Funds we manage, in order to provide a short term liquidity event to the investors. This affords us the long term benefits of the cash flow and accompanying assets. We anticipate utilizing this strategy to benefit both the Fund investors and our stockholders.

Strategic Acquisitions

Under our Strategic Acquisition Division, we hope to acquire complementary energy-related businesses.  We believe our ability to bring capital, contacts and financial structure makes us an ideal partner for many privately held middle-market companies in the energy sector who seek to grow or capitalize their businesses.  We anticipate financing these acquisitions with a combination of cash, stock and bank debt.  These opportunities must be financially advantageous and strategic to the Fund Management and Principal Investment Divisions. Acquisitions may be in the form of a merger, joint venture or outright purchase of a company.  We seek out opportunities to acquire and/or collaborate with reliable oil and natural gas industry partners.  The acquisitions we target include well operators, drillers, pipelines, energy service companies and lease owners, among others.  The direct ownership in the full spectrum of energy assets allows us to extend greater strategic control over our investments and strengthen our position as a vertically integrated, full-service energy company.

Our Strategic Acquisition Division will be overseen by Daniel Coffee, the Company’s Chief Operating Officer, through Capital City Petroleum and our wholly owned subsidiary, Eastern Well Services, LLC, an Ohio limited liability company (“Eastern”).  Eastern will manage our upstream operations, while Capital City Petroleum will manage the downstream activities.  Consistent with the business model, the Company continues to assess various merger and acquisition target opportunities which present themselves with greater frequency as we continues to grow by executing our Triad business strategy.  There are many attractive opportunities in the oil industry lacking the capital resources to complete transactions. Because of our history and our depth of management, we have access to a proprietary deal flow with well operators, seismic data firms, drilling companies, well servicing, wireline, pressure pumping, well cementing companies, pipeline operators, geologists, engineers and specialty energy groups imbedded within large regional banks to access opportunities not readily available in the marketplace.  This should provide an excellent environment for our forthcoming merger and acquisition activities.

Also included in this aspect of our strategy is the opportunity to provide long-term consulting services and field expertise to operators and service companies both on a domestic and international scale.  To date, we place three consultants with domestic energy companies to assist them in their international exploration objectives.  We have started to generate revenues, but these revenues have not been significant to date.  We intend this consulting activity will add another source of income to the Company by utilizing long term consulting agreements to third parties worldwide, without adding much in the way of associated overhead burden or required capital investment.

Other than the consulting engagements, we have not begun to implement this third part of the Triad for acquisitions and investments in energy businesses and related assets. However, we believe that acquisitions provide the Company an immediate presence in the field, and serve to balance the income stream from the Funds with operations in oil and natural gas fields.

Capital City Energy Group understands that high standards of business conduct, effective corporate governance, sound financial controls, operational integrity and community engagement are fundamental to sustained business success.  The management and staff share this commitment and dedication to our core values, which are essential to our continued success.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS CURRENT REPORT ON FORM 10Q.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the financial statements of Capital City Petroleum for the fiscal years ended December 31, 2005, December 31, 2006 and December 31, 2007. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly under the headings “Forward Looking Statements.”

Results from Operations

The results from operations are confined to the historical business of CCP and its divisions only. The historical business of BabyDot, LLC was transferred to Ms. Jennie Slade in connection with the merger completed on March 11, 2008.

Revenues

Revenue fell to $561,065 and net income rose to $111,022 during the first quarter of 2008 compared to revenue of $700,148 and a net loss of $9,836 recorded during the first quarter of 2007.  Lower interest expense combined with a net gain on sale of assets helped boost net income over the same period in 2007.

Basic earnings per share rose to $0.005 and fully diluted earnings per share rose to $0.004, compared to zero basic and fully diluted earnings per share during the first quarter of 2007, after adjustment for the 10 for 1 exchange as a result of the merger.

Total operating expenses rose to $901,964 during the first quarter of 2008, compared to total operating expenses of $607,208 during the first quarter of 2007.  The increase was driven by higher consulting expenses for investor relations, marketing and financing activities.

A net gain on sale of assets of $525,000 was realized during the first quarter of 2008, as mature production in the portfolio was monetized and targeted for higher return investments.

Total net oil and gas production realized from principal investments was 33,892 MCF of natural gas and 4,798 barrels of oil during the first quarter of 2008.  Comparative date for the first quarter of 2007 is unavailable.

Average commodity price realized on principal investment portfolio production during the first quarter of 2008 was $81.81 per barrel of oil, and $6.49 per thousand cubic feet (MCF) of natural gas.  Comparative data for the first quarter of 2007 is unavailable.

Cash available at the end of the first quarter of 2008 rose to $224,578 compared to cash available of $44,103 at the end of the first quarter 2007.

The year 2007 was a transition year where we focused on broader distribution channels for the energy funds, structured an institutional fund, expanded our principal investments and continued to build our management team.  During the first quarter of 2008, significant advancements were achieved within the operating divisions to place us in a position to fully execute our business plan.

Net Income

Net income for the year ended December 31, 2007 was $351,561, compared to net income of $476,922 for the same period ended 2006.

Liquidity and Capital Resources

As of March 31, 208, we had total current assets of $1,370,357.  The current assets consisted mainly of cash in the amount of $224,578, prepaid expenses in the amount of $142,428 and accounts receivable in the amount of $1,003,351.  Our total current liabilities as of March 31, 2008 were $323,422.  The current liabilities consist of accounts payable and accrued expenses in the amount of $297,931, and notes payable-current portion in the amount of $25,491.  In addition, we had $$7,585,487 stockholder’s equity as of March 31, 2008.   This compares to current assets of $200,451 and total liabilities of $460,708 for the period ended December 31, 2007.  Assets at December 31, 2007 consisted of cash in the amount of $200,451, prepaid expenses of $40,991 and accounts receivable in the amount of $414,826.  Liabilities as of December 31, 2007 consisted of accounts payable and accrued expenses in the amount of $360,708 and notes payable-related party in the amount of $100,000 remaining payable for the period ended December 31, 2007.  As such, we had working capital of $195,560 as of December 31, 2007 as compared to working capital of $134,837.

Our Offices

We do not own any real property. We lease 3,508 square feet of office space for our corporate headquarters in Columbus, Ohio.  Our lease is for a period of 5 years at commercial rates in the area.  Additionally, as more fully discussed in Item 5. Other Information, on May 12, 2008, the Company entered into a lease with Daniel Coffee, its Chief Operating Officer, for office space and acreage in Wooster, Ohio. [Canton]

On May 14, 2008, we entered into a lease for approximately 2120 square feet of office space in the Bourlas Office Park area of Canton, Ohio.  The term of this lease is five (5) years beginning on July 1, 2008 and ending on June 30, 2013.  The office will be used for the purpose of housing our entire accounting department.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Timothy Crawford and our Chief Financial Officer, Mr. David Beule, who have been serving in these capacities since March 11, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the period ended March 31, 2008.

Item 5.     Other Information

On May 13, 2008 we entered into a long term lease/option to purchase agreement for property located at 920 West Easton Road, Burbank, Ohio 44214.  The amount of the lease is to be $4,000 per month rent, $4,000 security deposit. The term of this lease is 10 years beginning on  June 1, 2008 and ending on June 30, 2018.  The property being leased will be for the purpose of general office space, oil field service equipment storage, oil field service truck parking, storage of oil field supplies, storage of radioactive materials and explosives for oil field use.

On May 14, 2008 we entered into a five (5) year lease agreement commencing July 1, 2008, for property located at 1611 N. Main Street, Suite A, N. Canton, Ohio 44720.  The amount of the lease is $2,473.33 per month plus a security deposit equal to one month’s rent.  This property will be used to house our entire accounting department.

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
Date: May 20, 2008

By: /s/ David Beule David Beule Title: Chief Financial Officer, Principal Accounting Officer (Since March 11, 2008)