Form 10-Q
period 2008-06-30
Capital City Energy Group, Inc.
filed 2008-08-19
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______ to _______

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There are 27,047,952 shares of Common Stock and 3,111,843 shares of Preferred A Stock issued and outstanding as of August 18, 2008.

Capital City Energy Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

4	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (Unaudited)

5	Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (Unaudited)

6	Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 (Unaudited)

7	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)

8 - 12	Notes to Consolidated Financial Statements (Unaudited)

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$475,217	$200,451
Accounts receivable and accrued revenues	568,588	411,826
Receivables-related parties	51,042	-
Other receivables	10,223	-
Prepaid expenses	63,765	40,991
Prepaid expenses-related parties	48,000	-
Total Current Assets	1,216,835	656,268
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $15,289 and $1,497	211,528	147,261
OIL AND GAS PROPERTIES, SUCCESSFUL EFFORTS ACCOUNTING
Proved	9,932,791	9,529,004
Unproved properties	-	-
Accumulated depreciation, depletion and amortization	(2,712,245)	(2,314,141)
NET OIL AND GAS PROPERTIES	7,220,546	7,214,863
OTHER ASSETS
Prepaids and deposits-related parties	67,000	-
Deposits	7,070	4,485
Total Other Assets	74,070	4,485
TOTAL ASSETS	$8,722,979	$8,022,877
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$239,507	$360,708
Payable-related parties	35,538	-
Notes payable-current portion	70,620	100,000
Participating interest financing arrangement	1,534,279	-
Total Current Liabilities	1,879,944	460,708
LONG TERM LIABILITIES
Asset retirement obligation	61,624	-
Deferred income tax liability	194,129	163,960
Total Long Term Liabilities	255,753	163,960
TOTAL LIABILITIES	2,135,697	624,668
STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: 3,142,650 shares issued and outstanding	3,143	3,143
Common shares: $0.001 par value, 90,000,000 shares authorized: 27,047,514 and 20,750,740 shares issued and outstanding, respectively	27,048	20,751
Additional paid-in capital	6,863,741	6,271,727
Retained earnings (Accumulated Deficit)	(306,650)	1,102,588
Total Stockholders' Equity	6,587,282	7,398,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,722,979	$8,022,877

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007

REVENUES

Oil and gas revenue	$724,175	$646,715
Management revenue	282,608	58,648

Total Revenues	1,006,783	705,363

OPERATING EXPENSES

Lease operating costs	198,499	199,185
Depreciation and depletion	200,780	194,095
Selling, general and administrative	1,225,029	213,951

Total Operating Expenses	1,654,308	607,231

INCOME (LOSS) FROM OPERATIONS	(647,525)	98,132

OTHER INCOME (EXPENSE)

Interest Income	4,090
Interest expense	(35,961)	(98,568)

Total Other Income (Expense)	(31,871)	(98,568)

NET INCOME (LOSS) BEFORE INCOME TAXES	(679,396)	(436

INCOME TAX BENEFIT (EXPENSE)	40,813

NET INCOME (LOSS)	$(638,583)	$(436)
LESS: PREFERRED DIVIDENDS	(197,933)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(836,516)	$(436)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,821,349	18,095,740

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

REVENUES

Oil and gas revenue	$1,245,107	$1,293,430
Management revenue	302,741	112,081

Total Revenues	1,547,848	1,405,511

OPERATING EXPENSES

Lease operating costs	403,378	399,655
Share based compensation	183,561	-
Depreciation and depletion	387,771	384,415
Selling, general and administrative	1,581,562	430,369

Total Operating Expenses	2,556,272	1,214,439

INCOME (LOSS) FROM OPERATIONS	(1,008,424)	191,072

OTHER INCOME (EXPENSE)

Other income	4,090	-
Interest expense	(38,058)	(201,344)

Total Other Income (Expense)	(33,968)	(201,344)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,042,392)	(10,272

INCOME TAX BENEFIT (EXPENSE)	(30,169)	-

NET INCOME (LOSS)	$(1,072,561)	$(10,272)
LESS: PREFERRED DIVIDENDS	(336,677)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,409,238)	$(10,272)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.05)	$(0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,163,023	18,095,740

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,072,561)		$(10,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	387,771		384,415
Stock issued for services	141,500		-
Stock issued for directors fees	61,515		-
Stock issued for acquisition of subsidiary	3,500		-
Amortization of stock options	100,546
Amortization of discount on debt	-		183,334
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(25,359)		-
Increase in prepaid expenses – related party	(115,000)		-
Increase in accounts receivable and accrued revenue	(153,762)		(72,657)
Increase in accounts receivable – related party	(51,042)		-
Increase in other assets	(10,223)		-
Decrease in accounts payable and accrued expenses	(121,201)		(33,932)
Increase in accounts payable – related party	35,538		-
Increase in deferred tax liability	30,169		-
Increase in interest payable – participating interest financing arrangement	34,279		-
Net Cash Provided by (Used in) Operating Activities	(754,330)		450,888
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(78,059)		-
Purchase of oil and gas properties	(318,038)		-
Net Cash Used by Investing Activities	$(396,097)	$
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	75,144		-
Repayment of notes payable	(4,524		-
Proceeds from financing arrangement	1,500,000		-
Costs incurred by the Energy Funds not included in re-capitalization	-		(1,521,638)
Proceeds from exercise of warrants	191,250		-
Dividends paid on preferred stock	(336,677)		-
Net Cash Provided by (Used in) Financing Activities	1,425,193		(1,521,638)
NET INCREASE (DECREASE) IN CASH	274,766		(1,070,750)
CASH AT BEGINNING OF PERIOD	200,451		1,169,749
CASH AT END OF PERIOD	$475,217	$98,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,682	$11,109
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$100,000	$-
Recapitalization of common stock on reverse merger	$6,060	$-
Asset retirement obligation incurred	$61,624	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Capital City Energy Group, Inc. (“Capital City”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Capital City’ annual report filed with the SEC on Form 8-K/A for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2007 as reported in Form 8-K/A have been omitted.

Note 2.   Organization and Business Operations

On May 2, 2003, Capital City Marketing Services, LLC (“Marketing”) was formed as an Ohio limited liability company . On September 30, 2003, Marketing changed its name to Capital City Petroleum, LLC (the “Company”).  On September 28, 2006, the Company was merged with Capital City Petroleum, LLC, a Delaware limited liability company. The main purpose of the Company was to form and manage the oil and gas interests of various Capital City Energy Funds (the “Funds”). On October 18, 2007, the Company was converted into Capital City Petroleum, Inc., a Delaware corporation. All references to shares authorized and outstanding have been restated to reflect the conversion on a retroactive basis.

At June 30, 2008, Capital City managed oil and gas investments for two energy funds (Capital City Energy Fund XIV, LLC and Capital City Energy Fund XVI, LP). These investments consisted of non-operating oil and gas working interests in wells in Louisiana, Ohio, Texas, Pennsylvania, Alabama, Nebraska, Colorado, Oklahoma and Arkansas with net revenue interests ranging from 50.00% to 0.0013%. The gross number of wells in which these two Funds owned an interest is 69 and the number of net wells is 3.82.

The Company’s results of operations are dependent on four sources of revenue. The first being the 2% annual management fees earned for managing the Capital City Energy Funds and the second being the difference between the prices received by the Company for its natural gas and crude oil products and the cost to find, develop, produce and market such resources.  The third source of revenue the Company receives is through consulting fees earned by Eastern Well Services, LLC a wholly subsidiary.  Eastern Well Services is an oilfield service company which is transitioning from receiving consulting fees from oil & gas operating companies to a becoming a full service oilfield service company and charging for services such as wireline, logging, testing and other well completion services.  The fourth source of revenue which accounts for the majority of revenue earned in the first six months is the oil & natural gas revenue received from the fractional ownership interests in more than 178 wells located in 12 different states.

The first six months was a transition period for the Company as we moved from receiving the majority of revenue from the Fund Management Division of the Company in 2007 and previous years to receiving the majority of revenue from the direct ownership of interests in energy properties. We acquired Avanti Energy Partners during the first six months of the year which is managing the Capital City Energy Funds and will transition to a full service oil and natural gas operating company before the end of 2008.  We completed a second acquisition in the first six months in the oilfield service sector,  The company acquired was Eastern Well Services and began operations through consulting oil and natural gas operating companies on their well completion in the continental United States and Internationally.

We moved our accounting offices to North Canton, Ohio which affords the Company greater opportunity to employ quality oil and gas staff accountants from the large pool of oil and gas accounting people without the added cost of relocating them to Columbus, Ohio our corporate offices. We also leased a facility situated on 30 acres in Burbank, Ohio for the Headquarters of Eastern Well Services. This facility will allow Eastern to service oil and gas operating companies for their well completion in the Northeastern Ohio area, Northwestern Pennsylvania area and Northwestern New York as they move to become a full service oilfield service company.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.   Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Capital City's consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Capital City to concentration of credit risk consist of cash. At June 30, 2008, Capital City had approximately $475,000 in cash in excess of federally insured limits. Capital City maintains cash accounts only at large high quality financial institutions and Capital City believes the credit risk associated with cash held in banks is remote.

Capital City's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of June 30, 2008, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Fair Value of Financial Instruments

As of June 30, 2008, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

Property and Equipment

The cost of leasehold improvement and office equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Oil and Gas Properties, Successful Efforts Method

Capital City uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on Capital City's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB -35- Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 did not have a material impact our consolidated financial position, results of operations, or cash flows. Capital City had no capitalized exploratory well costs at June 30, 2008 and December 31, 2007.

Asset Retirement Obligations

Capital City follows the provisions of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Capital City, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Income Taxes

Capital City accounts for income taxes pursuant to SFAS No 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes are provided on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In July 2006, the FASB issued "Accounting for Uncertainty in Income Taxes," an interpretation of FAS 109 ("FIN 48"), effective for years beginning after December 15, 2006. FIN 48 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, FIN 48 implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. The adoption of FIN 48 had no material impact to the Company's consolidated financial statements. The Company files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax jurisdictions.

Revenue Recognition

Capital City recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Capital City is not significantly different from Capital City’s share of production.  Revenues from management fees are recognized in the preceding month at end of each calendar quarter and paid in arrears.

Income (Loss) per Share of Common Stock

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Capital City had 2,763,049 warrants at June 30, 2008 that were out of the money and are therefore anti-dilutive.

Share-Based Compensation

As of December 31, 2007, Capital City had not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R "Accounting for Stock-Based Compensation - Revised" effective January 1, 2006, using the modified prospective method. Under FASB Statement 123(R), the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model. During the six months ended June 30, 2008, stock options were valued with the following weighted average assumptions used for grants; dividend yield of 0.00 percent; expected volatility of 40.25%; risk-free interest rate of 3.29% and expected lives of 1 year. Compensation expense related to options granted in the first six months of 2008 and 2007 was $86,182 and $-0-, respectively.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncements are expected to have a significant effect on Capital City’s consolidated financial position, results of operations or cash flows.

Reclassification
Certain amounts in prior periods have been reclassified to conform to current period presentation.

Note 4                      Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the six months ended June 30, 2008 and 2007 amounted to $387,771, and $384,415, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of June 30, 2008 and December 31, 2007 oil and gas properties consisted of the following:

	June 30, 2008	December 31, 2007

Well Equipment	$1,810,321	$1,429,311
Intangible Drilling Costs	4,585,651	5,630,066
Leasehold Improvements	3,536,819	2,469,627
Total	9,932,791	9,529,004
Accumulated Depletion	(2,712,245)	(2,314,141)
Net Oil and Gas Properties	$7,220,546	$7,214,863

Note 5                      Participating Interest Financing Arrangement

The Company entered into a series of financing agreements for aggregate proceeds of $1,500,000 whereby participating revenue interests were conveyed to individual lenders in certain oil and gas properties owned by the Company.  The principal terms of the agreements provided for a production payment from the net revenue interests in certain wells in which the Company owns a working interest; provides a minimum return on investment of 12% in the first year only; and provides a put option to the holders in Month 13.  The put option provides the holder the sole right to put the participating revenue interest to the Company for the original principal amount.  The put options expire during the period March to May of 2009.  The Company determined that these transactions were financings as the put option creates a debt obligation until such option expires, at which time, the transactions will be recorded as a sale.  Any gain or loss on the sale of the properties would then be recognized in the statements of operations.

During the six months ended June 30, 2008, the Company purchased office equipment under secured financing agreements. The financing agreements will become long-term capital leases or purchase contracts if the Company does not pay them in full during July 2008. The contracts bear interest at 21.5% per annum.

Note 6                      Equity Transactions

On March 11, 2008, the Company split its common shares on a 10 to 1 basis. All amounts in the consolidated financial statements and footnotes reflect the common stock split on a retroactive basis.

On March 12, 2008, we entered into an Investor Relations contract with CEOcast, Inc for a period of 12 months at which time we issued 40,000 shares of our Common Stock for the upfront engagement fee, a $15,000 retainer and have agreed to pay a monthly consulting fee of $7,500, the contract expires on March 12, 2009.

On March 28, 2008, the Company issued 29,796 shares of its common stock to the Eagle Foundation in lieu of a cash payment for a note payable that was previously entered into by the Company.  The original note was executed in the amount of $400,000, which had been subsequently paid down in previous quarters to $100,000.  The issuance of 29,796 shares of common stock retired the note in its entirety.

On April 16, 2008, the Company issued 1,000 shares of its common stock to Ms. Barbara Coffee as consideration for the acquisition of Eastern Well Services, LLC which then became a wholly owned subsidiary.

On April 16, 2008, the Company issued 10,000 shares of its common stock to SmallCapVoice.com as an advance payment for Investor Relations services to be performed for the second quarter for the promotion of our Company’s business plan.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7                      Warrants

As of June 30, 2008 and December 31, 2007, the Company has outstanding 2,020,000 warrants for the purchase of its common shares at $1.50 per share, 344,000 warrants for the purchase of its common shares at $1.25 per share, 928,800 warrants for the purchase of its common shares at $1.00 per share and 25,000 warrants for the purchase of its common shares at $.10 per share.  As of the time of this filing, we have had several shareholders elect to exercise their warrants.  To date we have received $202,500 to purchase 135,000 shares of our common stock.

Note 8                      Related Party Transactions

The Company entered into an Investment Banking agreement with Capital City Consulting Services, LLC on January 1, 2008, the Managing Director of this company is Joseph T. Smith who is also a Director of Capital City Energy Group. Capital City Consulting Group was paid $157,500 in consulting fees pursuant to this agreement for the first six months of 2008.

The Company receives a management fee for various direct participation programs that it manages for individual investors. These direct participation programs are Capital City Energy Fund XIV, Capital City Energy Fund XVI and NGO Program #1 and Program #2.  The total amount of management fees received for these direct participation programs during the first six months of 2008 was $$20,675.

At a meeting of our Board of Directors held on June 23, 2008, the Board voted to pay Mr. Timothy W. Crawford, CEO, his annual salary in stock via a deferred compensation plan in the form of stock to be paid on the last trading day of each month at a price equal to the average of the last bid and ask for the trading day.  No payments or issuances of stock have yet been made.  The deferred compensation plan is in the process of being established.

On August 11, 2008, Mr. Timothy W. Crawford, our CEO issued a letter to our Board of Directors stating that effective immediately and retroactively, he elected to perform his duties as CEO without compensation for the 2008 calendar year.
Timothy W.

Mr. Crawford and Joseph Smith, both members of our Board of Directors are greater than 10% Members in CCSSM Capital Partners, LLC, which manages the Opportunity Fund, LLC.  The Opportunity Fund, LLC has invested $100,000 in the NGO Production Participation Program.

Daniel Coffee (“Lessor”), member of our Board of Directors, has entered into a lease agreement with the Company whereby the Company leases from Lessor approximately 1,024 rentable square feet of office space and approximately 30 acres (the “Premises”) in Burbank, Ohio.  The term of the lease is ten years beginning on June 1, 2008, and ending on June 30, 2018.

On April 16, 2008, Ms. Barbara Coffee, wife of our director, Mr. Daniel Coffee, sold her interest in Eastern Well Services, LLC and Avanti Energy Partners, LLC to the Company for 1,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE TERMS "CAPITAL CITY," "WE," "US" AND "OUR" REFER TO CAPITAL CITY ENERGY GROUP, INC.

OVERVIEW CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

The sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, uncertainties involved in the rate of growth of our business and acceptance of any products or services, volatility of the stock market - particularly within the energy sector and general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

MANAGEMENT’S ANALYSIS OF OPERATIONS

Capital City Energy Group, Inc., through its consolidated operations, is an independent oil and natural gas company currently focused on the execution of its Triad business model.  The Triad business model includes our Fund Management Division, Principal Investment Division and Strategic Acquisition Division.

The Fund Management Division is overseen by our wholly owned subsidiary, Avanti Energy Partners, LLC.  This Division markets income oriented direct participation programs directly to regional Broker-Dealers and are called the Capital City Energy Funds.  We have focused on expanding our distribution channels for these funds through the first 6 months of 2008 and have grown the distribution from one Broker-Dealer with 30 Brokers at the beginning of 2008 to more than 6 Broker-Dealers with over 600 Brokers.

We have committed to sponsor vendor conferences over the next couple of months for 4 separate regional Broker-Dealers, where we will highlight our Energy Funds to the individual Brokers.  The growth in distribution has been costly to the Company over the last 2 quarters, which we believe will be recovered by in significant revenue growth for Capital City over the next several quarters.

The Principal Investment Division is also overseen by our wholly owned subsidiary, Avanti Energy Partners, LLC (“Avanti”).  We continued to bring well positions online in some of the major basins of the continental United States.  We participated in one of the last remaining well and acreage positions operated by Grand Energy in the Barnett Shale natural gas formation in central Texas.  Avanti continues its strategy of diversifying its portfolio of oil and natural gas investments and is benefiting from strong well performance in the prolific Barnett Shale in central Texas, dual zone completions in the Buda and Georgetown in Southeast Texas, deeper oil production from the Louisiana Gulf Coast and the Smackover trend in Alabama.  We have continued our participation the Woodford Shale in southern Oklahoma and the Fayetteville Shale in central Arkansas.  However, as we continue to diversify our portfolio of energy properties our focus is shifting to our own backyard in the Appalachian Basin and Oklahoma area where we will have the ability to perform our own well completion through our wholly owned subsidiary Eastern Well Services, LLC thus increasing our overall net margins.  We have acquired several acreage positions in the Appalachian Basin that will be developed in the 3rd quarter with the expectation to bring these new well positions online and generating revenue for the company within the 4th quarter of 2008.  Our goal is to partner with a local oil and gas operator in the area to oversee the drilling and operation of these planned wells, which has been customary with the other positions in our portfolio.

The Strategic Acquisition Division made significant strides through Eastern Well Services, LLC (“Eastern”), a wholly owned subsidiary.  Eastern opened its Corporate Headquarters in Burbank, Ohio. Situated on 30 acres, this facility anticipates being fully operational with wireline services late in the 3rd quarter of 2008.  Eastern tripled its management and staff to 8 full time employees in Ohio and Oklahoma and expects to triple their staff again in the 3rd quarter of 2008 as both locations become fully operational in oil field services.  Eastern’s contract to provide consulting engineers for well completion with Saber Exploration, Pty Limited in Botswana, South Africa has grown from 2 full time consulting engineers to 5 full time consulting engineers.  Saber Exploration was contracted by the Botswana Government to drill coalbed methane wells to fuel power generation facilities within Botswana.  This Division continues active negotiations with oil field service companies for acquisition to strengthen the Division and Eastern.

Our Mission

To maximize both ethically and responsibly the total returns to the owners of the company --- our shareholders.

RESULTS OF OPERATIONS:

REVENUES

Revenues increased to $1,547,848 during the first six months of 2008, compared to revenue of $1,405,511  during the first six months of 2007.

Management revenues increased to $302,741 over first six months due the Capital City Energy Funds, the acquisition of Eastern Well Services, and Avanti Energy Partners compared to $112,081 for same period in 2007.

Total net oil and gas production realized from principal investments was 8,892 barrels of oil and 59,230 thousand cubic feet (MCF) of natural gas for the first six months of 2008.  Production for first six months of 2007 was 9,288 barrels of oil and 61,597 thousand cubic feet (MCF) of natural gas.

Average commodity price realized on the principal investment portfolio production for the first six months of 2008 was $97.82 per barrel of oil, and $7.99 per thousand cubic feet (MCF) of natural gas.  Pricing for the first six months of 2007 was $81 per barrel of oil and $8 per thousand cubic feet (MCF) of natural gas.

LEASE OPERATING EXPENSES

For the first six months of 2008, lease operating expenses (LOE) increased to $403,378 compared to $399,655 during the first six months of 2007 due to increased levels of field production from the principle investment portfolio. Typical LOE expenses include operating labor and field supervision, water hauling and disposal fees, communications, fuel and lease vehicles, and environmental and safety compliance.

DEPRECIATION AND DEPLETION

Depreciation and depletion expenses totaled $387,771 for the first six months of 2008, slightly below the results for the first six months of 2007 of $384,415.  This decrease is not unexpected due to the depletion of the reserves of the producing wells in the portfolio.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the six month period ending June 30, 2008, the general and administrative expenses totaled $1,581,562 which was a sharp increase for the same period in 2007 of $430,369.  The increase in operating expenses was driven by significant one-time costs associated with our reverse merger into a public entity in March of 2008 and the execution of our Triad model business plan as further outlined.

The cost associated with our reverse merger into a public company such as Legal, Accounting and Investment Banking fees were substantial for the first six months of 2008. The accounting rules which apply to reverse merger accounting for SEC reporting purposes did not allow our firm to capitalized these significant costs which had to be expensed as they occurred. These expenses were paid from revenues generated by the Company during this period rather through the customary capital raising activities or debt incurred by most companies that elect to become public. The costs associated with our reverse merger totaled in excess of $500,000.

•
The one-time build out expense and expansion of the North Canton, Ohio Accounting Office including additional staff accountants increased the operating expenses in excess of $140,000 for the first six months.

•	The one-time build out expenses for our Burbank, Ohio wireline facility for Eastern Well Services increased the operating expenses in excess of $150,000 for the first six months.

•	The addition of staff for Eastern Well Services and Avanti Energy Partners increased operating expenses by nearly $55,000 for the first six months.

•
Engaged two new investor relation firms and engaged a national public relations firm to market the company, its stock and the Capital City Energy Funds.  They received shares valued at more than $136,000 in addition to their monthly consulting fees.

•	Options were granted to officers and directors of the company which were valued at $86,000 for the quarter.

•	Investor relations,public relations and general marketing costs associated with being public were approximately $177,000 for the first six months

INTEREST EXPENSE

Interest expense of $38,058 for the first six months of 2008 was down substantially from its level of $201,344 recorded for the first six months of 2007.  Last year it was necessary for us to impute interest expense on the convertible debt relating to the beneficial conversion feature attached to the convertible debt.  Once the debt was converted and /or paid, the interest expense was eliminated.

INCOME TAX EXPENSE

Income tax expense was $30,169 for the six month period ending June 30, 2008.  During the first six months of 2007, we were organized as a limited liability company and the company flowed all tax expense and benefit to its members.

NET INCOME

Net loss for the six months ended June 30, 2008 was $1,072,561, compared to a net loss of $10,272 for the same period ended 2007 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had total current assets of $1,256,835.  The current assets consisted mainly of cash in the amount of $475,215, prepaid expenses in the amount of $111,765 and accounts receivable in the amount of $619,630.

Our total current liabilities as of June 30, 2008 were $1,879,944.  The current liabilities consist of accounts payable and accrued expenses in the amount of $275,042, and notes payable-current portion in the amount of $25,491.  In addition, we had $7,538,255 in stockholders’ equity as of June 30, 2008.   This compares to current assets of $1,216,835 and total liabilities of $2,135,697 for the period ended December 31, 2007.

Assets at December 31, 2007 consisted of cash in the amount of $200,451, prepaid expenses of $40,991 and accounts receivable in the amount of $414,826.  Liabilities as of December 31, 2007 consisted of accounts payable and accrued expenses in the amount of $360,708 and notes payable-related party in the amount of $100,000 remaining payable for the period ended December 31, 2007.  We have adequate capital to fund our ongoing operations for at least the next twelve months.  An acceleration of acquisitions or our planned investments in energy properties and continued expansion of our various divisions over the next twelve months may require additional expenditures.  Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. An initial equity financing could result in significant dilution to our shareholders.

CASH FLOW FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2008, net cash used in operating activities was $754,330, versus net cash used in operating activities of $450,888 for the six-month period ended June 30, 2007 principally due to higher general and administrative costs incurred in corporate development activities.

CASH FLOW FROM INVESTING ACTIVITIES

For the six-month period ended June 30, 2008, net cash used in investing activities was $396,097, primarily attributed to our purchase of equipment and oil and gas properties , versus net cash used in investing activities of $0 for the six month period ended June 30, 2007.  Our investing activities were funded from cash generated from operations and financing

CASH FLOW FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2008, net cash provided by financing activities was $1,425,193, primarily attributed to$ 1,500,000 of proceeds from notes payable, versus net cash used in financing activities of $1,521,638 for the six month period ended June 30, 2007.

HEDGING

We did not hedge any of our oil or natural gas production during 2008 and have not entered into any such hedges from June 30, 2008 through the date of this filing.

CONTRACTUAL COMMITMENTS

None.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we had no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

At a meeting of our Board of Directors held on June 23, 2008, the Board voted to pay Mr. Timothy W. Crawford, CEO, his annual salary in stock via a deferred compensation fund in the form of stock to be paid on the last trading day of each month at a price equal to the average of the last bid and ask for the trading day.  No payments or issuances of shares have yet been made.  The deferred compensation fund is in the process of being established.

Subsequent to the Board of Directors meeting held on June 23, 2008 wherein it was decided to pay Mr. Timothy Crawford’s annual salary in stock via a deferred compensation fund, on August 11, 2008, Mr. Timothy W. Crawford, our CEO issued a letter to our Board of Directors stating that effective immediately and retroactively, he has elected to perform his duties as CEO without compensation for the 2008 calendar year.  Mr. Crawford further indicated that since we had incurred additional costs as a public entity that we did not have as a private company, and as one of the Company’s largest beneficial shareholders, he felt it was appropriate to help defray some of the expenses by eliminating his compensation this year, in order to enhance Capital City’s earnings.

Mr. Crawford and Joseph Smith, both members of our Board of Directors are greater than 10% members of CCSSM Partners, LLC, which manages the Opportunity Fund, LLC.  The Opportunity Fund, LLC has invested $100,000 in the NGO Production Participation Program.

Daniel Coffee (“Lessor”), our Chief Operating Officer and a member of our Board of Directors, has entered into a lease agreement with the Company whereby the Company leases from Lessor approximately 1,024 rentable square feet of office space and approximately 30 acres and identified as 920 West Easton, Burbank, Ohio 44214.  The term of the lease shall be ten years beginning on or about the 1st day of June, 2008, and ending on June 30, 2018, unless sooner terminated in accordance with the terms in the lease.

Ms. Barbara Coffee, wife of Mr. Coffee, sold the rights to Eastern and Avanti to the Company for the sum of $3,500.  Ms. Coffee elected to be compensated in stock rather than cash.  Pursuant to that, on April 16, 2008, the Company issued Ms. Coffee 1,000 shares of our common stock, valued at $3.50 per share.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

Oil and Gas Properties, Successful Efforts Method

Capital City uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on Capital City's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually.

If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB -35- Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 did not have a material impact our consolidated financial position, results of operations, or cash flows. Capital City had no capitalized exploratory well costs at June 30, 2008 and December 31, 2007.

Asset Retirement Obligations

Capital City follows the provisions of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Capital City, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Income Taxes

Capital City accounts for income taxes pursuant to SFAS No 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes are provided on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In July 2006, the FASB issued "Accounting for Uncertainty in Income Taxes," an interpretation of FAS 109 ("FIN 48"), effective for years beginning after December 15, 2006. FIN 48 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, FIN 48 implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. The adoption of FIN 48 had no material impact to the Company's consolidated financial statements. The Company files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax jurisdictions.

Revenue Recognition

Capital City recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Capital City is not significantly different from Capital City’s share of production.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S EVALUATION ON THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

The principal reasons that our disclosure and procedure controls were determined to be ineffective was due principally to the number of adjustments identified by our auditors in their review of the quarterly financial statements.  Our assessment considered the recent increase in disclosure and procedure controls following our reverse merger into a public company.  We concluded that we need to implement additional disclosure controls and procedures related to the evaluation of accounting policies and procedures used in our accounting records particularly related to oil and gas accounting matters and increased training of personnel in SEC reporting requirements.  Management is developing a plan to enhance controls in these areas to ensure the accurate and timely filing of its SEC reports.

CHANGES IN INTERNAL CONTROL

We made no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2008, we issued 29,796 shares of our Common Stock to the Eagle Foundation in lieu of a cash payment for a note payable that was previously entered into by the Company.  The original note was executed in the amount of $400,000, which had been subsequently paid down in previous quarters to $100,000.  The issuance of 29,796 shares of Common Stock retired the note in its entirety.

On April 16, 2008, we issued 1,000 shares of Common Stock to Ms. Barbara Coffee to satisfy amounts owed to Ms. Coffee for the acquisition of Eastern and Avanti, wholly owned subsidiaries of Capital City.

On July 7, 2008, we issued 10,000 shares of our common stock to SmallCapVoice.com as an advance payment for Investor Relations services to be performed for the second quarter for the promotion of our company’s business plan.

On July 29, 2008, we issued a Confidential Private Placement Memorandum (the “Offering”).   We are offering  a maximum (the “Maximum Offering”) of 334 Units, each Unit consisting of 10,000 shares of the Company’s Common Stock, par value $0.001 per share and 10,000 Warrants to purchase shares of the Company’s Common Stock at a strike price of $4.00 per share.  Each Unit will be sold for $30,000.  This Offering is being made on a “best efforts” basis, for sale only to persons who (a) qualify for an exemption under Section 4(2) under the Securities Act and Regulation D promulgated thereunder as “accredited investors” (as such term is defined under such Regulation D) and up to no more than 35 non-accredited investors (“Acceptable Non-Accredited Investors”) who satisfy suitability standards acceptable to the Company; (b) qualify for an exemption under Regulation S or Rule 144A promulgated under the Securities Act, or; (c) qualify for an exemption under the securities laws of the applicable jurisdiction.  The minimum investment is $30,000.  The Offering will continue until the earlier of (i) the sale of all of the shares in the Offering and (ii) December 31, 2008, unless extended by the Company at its sole discretion for up to an additional 90 days.  We may, however, withdraw, cancel or modify the Offering without notice.  As of the submission of this filing, we have sold one unit to an existing shareholder

Item 3.    Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the period ended June 30, 2008.

Item 5.   Other Information

On August 18, 2008, Mr. Keith Kaufman resigned his position on the Board of Directors and as President of Capital City, effective immediately. Mr. Kaufman’s resignation from the Board of Directors was solely for the purpose of creating a vacancy for the appointment of Mr. David A. Tenwick. There were no known disagreements with Mr. Kaufman any matters relating to our operation, policies or practices. Mr. Kaufman will remain the Chief Executive Officer of Avanti.

On August 18, 2008, the Board of Directors of the Company filled the vacancy created by Mr. Kaufman's resignation by appointing Mr. David A. Tenwick. Mr. Tenwick will fill this position until our next regularly scheduled shareholder meeting at which time he may stand for reelection by the shareholders who are permitted to vote in that election.

Mr. Tenwick is the Chairman of the Board of Directors of Adcare Health Systems, Inc. ("Adcare").  Prior to founding Adcare, Mr. Tenwick was an independent business consultant from 1982 to 1990. Through this capacity, he has served as a director and an officer of several businesses, including Douglass Financial Corporation, a surety company, and AmeriCare Health & Retirement, Inc., a long-term care management company. From 1967 until 1982, Mr. Tenwick was a director and an officer of Nucorp Energy, Inc., a company which he co-founded. Nucorp Energy was a public company which invested in oil and gas properties and commercial and residential real estate. Prior to founding Nucorp, he was an enforcement attorney for the United States Securities and Exchange Commission.

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

Capital City Energy Group, Inc.

Date:	August 19, 2008

By: /s/ David Beule David Beule Title: Chief Financial Officer, Principal Accounting Officer