Form 10-Q/A
period 2008-03-31
Capital City Energy Group, Inc.
filed 2008-09-08
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to ___________ to ___________

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

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small Reporting Company ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Capital City Energy Group, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on May 20, 2008. The Purpose of this Amendment No. 1 is to correct information discovered while preparing our financial statements for the second quarter , with assistance from our new auditing firm.  Certain transactions, which are characterized as Participating Interest Financing Arrangements, have been revised and correctly stated.  For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q/A are as follows:

Page

4	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)

5	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007

6	Consolidated Statements of Stockholders’ Equity from December 31, 2006 through March 31, 2008 (unaudited)

7	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007

8 - 9	Notes to Financial Statements

CAPITAL CITY ENERGY GROUP, INC.
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
	(restated)

ASSETS

CURRENT ASSETS
Cash	$224,578	$200,451
Prepaid expenses	27,429	40,991
Accounts receivable	988,351	414,826
Total Current Assets	1,240,358	656,268

PROPERTY AND EQUIPMENT, net	153,598	147,261

OIL AND GAS PROPERTIES, net	7,141,395	7,214,863

OTHER ASSETS

Deposits	4,485	4,485

TOTAL ASSETS	$8,539,836	$8,022,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$297,931	$360,708
Notes payable-current portion	25,491	100,000
Notes payable-related party	-	-
Participating interest financing arrangement	1,000,000	-
Total Current Liabilities	1,323,422	460,708

LONG TERM LIABILITIES
Notes payable	50,984	-
Deferred income taxes payable	163,960	163,960
Total Long Term Liabilities	214,944	163,960

TOTAL LIABILITIES	1,538,366	624,668

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: 3,142,650 shares issues and outstanding	3,143	3,143
Common shares: $0.001 par value, 90,000,000 shares authorized: 26,880,536 and 20,750,740 shares issues and outstanding, respectively	26,881	20,751
Additional paid-in capital	6,485,597	6,271,727
Retained earnings	485,849	1,102,588
Total Stockholders' Equity	7,001,470	7,398,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,539,836	$8,022,877

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(restated)

REVENUES

Oil and gas revenue	$520,932	$646,715
Management revenue	25,133	53,433

Total Revenues	546,065	700,148

OPERATING EXPENSES

Lease operating costs	204,879	200,470
Depreciation and depletion	186,991	190,320
General and administrative	630,093	216,418

Total Operating Expenses	1,021,963	607,208

INCOME (LOSS) FROM OPERATIONS	(475,898)	92,940

OTHER INCOME (EXPENSE)

Gain on sale of assets	-	-
Interest expense	(2,097)	(102,776)

Total Other Income (Expense)	(2,097)	(102,776)

NET INCOME (LOSS) BEFORE INCOME TAXES	(477,995)	(9,836)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(477,995)	$(9,836)

BASIC EARNINGS (LOSS) PER SHARE	$(0.02)	$(0.00)

FULLY DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,488,138	18,095,740

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,423,589	18,095,740

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Statements of Stockholders’ Equity
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2006	3,142,650	$3,143	18,095,740	$18,096	$7,382,111	$914,987	$8,318,337

Common stock issued for cash at $10.00 per share	-	-	2,155,000	2,155	2,152,845	-	2,155,000

Common stock issued upon exercise of warrants at $0.25	-	-	250,000	250	6,000	-	6,250

Common stock issued upon exercise of warrants at $1.00	-	-	250,000	250	24,750	-	25,000

Costs incurred by the Energy Funds not included in re-capitalization	-	-		-	(3,293,979)	-	(3,293,979)

Net income for the year ended December 31, 2007	-	-	-	-	-	187,601	187,601

Balance, December 31, 2007	3,142,650	3,143	20,750,740	20,751	6,271,727	1,102,588	7,398,209

Recapitalization	-	-	6,060,000	6,060	(6,060)	-	-

Common stock issued for debt at $3.36 per share	-	-	29,796	30	99,970	-	100,000

Common stock issued for services at $3.00 per share	-	-	40,000	40	119,960	-	120,000

Dividends paid on preferred stock	-	-	-	-	-	(138,744)	(138,744)

Net income for the three months ended March 31, 2008 (restated)	-	-	-	-	-	(477,995)	(477,995)

Balance, March 31, 2008 (restated)	3,142,650	$3,143	26,880,536	$26,881	$6,485,597	$485,849	$7,001,470

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(477,995)	$(9,836)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	186,991	190,320
Common stock issued for services	120,000	-
Gain on sale of assets	-	-
Amortization of discount on debt	-	91,667
Changes in operating assets and liabilities
Changes in accounts receivable	(573,525)	(17,974)
Changes in prepaid expenses and deposits	13,562	-
Changes in deferred taxes payable	-	-
Changes in accounts payable and accrued expenses	(62,777)	51,934

Net Cash Provided by Operating Activities	(793,744)	306,111

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(6,424)	-
Purchase of oil and gas properties	(113,436)	(1,345,871)

Net Cash Used by Investing Activities	(119,860)	(1,345,871)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable	(11,312)	-
Proceeds from notes payable	1,087,787	-
Costs incurred by the Energy Funds not included in re-capitalization	-	(85,886)
Dividends paid	(138,744)	-

Net Cash Provided by Financing Activities	937,731	(85,886)

NET DECREASE IN CASH	24,127	(1,125,646)

CASH AT BEGINNING OF PERIOD	200,451	1,169,749

CASH AT END OF PERIOD	$224,578	$44,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,097	$11,109
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$100,000	$-

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Notes to the Financial Statements

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

NOTE 2 - RESTATED FINANCIAL STATEMENTS

The Company’s financial statements for the three months ended March 31, 2008 were restated to reflect the proceeds of a participating interest financing arrangement as a loan instead of a sale of oil and gas properties as originally reported.

The Company’s summarized financial statements comparing the status before and after the restatement are as follows:

	(Revised)	(Original)

CURRENT ASSETS	$1,240,358	$1,370,357
PROPERTY AND EQUIPMENT, net	153,598	153,598
OIL AND GAS PROPERTIES, net	7,141,395	6,666,395
OTHER ASSETS	4,485	4,485
TOTAL ASSETS	$8,539,836	$8,194,835

CURRENT LIABILITIES
Accounts payable and accrued expenses	$297,931	$297,931
Notes payable-current portion	25,491	25,491
Participating interest financing arrangement	1,000,000	-
Total Current Liabilities	1,323,422	323,422

LONG TERM LIABILITIES	214,944	285,926

TOTAL LIABILITIES	1,538,366	609,348

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: 3,142,650 shares issues and outstanding	3,143	3,143
Common shares: $0.001 par value, 90,000,000 shares authorized: 26,880,536 and 20,750,740 shares issues and outstanding, respectively	26,881	26,881
Additional paid-in capital	6,485,597	6,485,597
Retained earnings	544,866	1,069,866
Total Stockholders' Equity	7,001,470	7,585,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,539,836	$8,194,835

CAPITAL CITY ENERGY GROUP, INC.
Notes to the Financial Statements

NOTE 2 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended
	March 31,
	2008	2008
	(Restated)	(Original)

REVENUES
Oil and gas revenue	$520,932	$520,932
Management revenue	25,133	40,133
Total Revenues	546,065	561,065

OPERATING EXPENSES
Lease operating costs	204,879	204,879
Depreciation and depletion	186,991	186,991
General and administrative	630,093	510,094
Total Operating Expenses	1,021,963	901,964

INCOME (LOSS) FROM OPERATIONS	(475,898)	(340,899)

OTHER INCOME (EXPENSE)
Gain on sale of assets	-	525,000
Interest expense	(2,097)	(2,097)
Total Other Income (Expense)	(2,097)	522,903

NET INCOME (LOSS) BEFORE INCOME TAXES	(477,995)	182,004

INCOME TAX EXPENSE	-	(70,982)

NET INCOME (LOSS)	$(477,995)	$111,022

BASIC EARNINGS (LOSS) PER SHARE	$(0.02)	$0.00
FULLY DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$0.00

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,488,138	22,488,138
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,488,138	29,083,588

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

Fund Management

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

Principal Investments

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS CURRENT REPORT ON FORM 10-Q/A.

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

Revenues

Revenue fell to $546,065 lease operating costs rose to   $204,879 during the first quarter of 2008 compared to revenue of $700,148 and a net loss of $9,836 recorded during the first quarter of 2007.  Lower interest expense partially offset increased general and administrative expenses over the same period in 2007.

Basic loss per share rose to $0.02 and fully diluted loss per share rose to $0.02, compared to zero basic and fully diluted earnings per share during the first quarter of 2007, after adjustment for the 10 for 1 exchange as a result of the merger.

Total operating expenses rose to $1,021,963 during the first quarter of 2008, compared to total operating expenses of $607,208 during the first quarter of 2007.  The increase was driven by higher consulting expenses for investor relations, marketing and financing activities.

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

Net Income (Loss)

Net loss for the three months ended March 31, 2008 was $477,995, compared to net loss of $9,836 for the same period ended 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $1,240,358.  The current assets consisted mainly of cash in the amount of $224,578, prepaid expenses in the amount of $27,429and accounts receivable in the amount of $988,351.  Our total current liabilities as of March 31, 2008 were $1,323,422.  The current liabilities consist of accounts payable and accrued expenses in the amount of $297,931, and notes payable-current portion in the amount of $1,025,491.  In addition, we had $7,001,470 stockholder’s equity as of March 31, 2008.   This compares to current assets of $656,268 and total liabilities of $460,708  as of December 31, 2007.  Current assets at December 31, 2007 consisted of cash in the amount of $200,451, prepaid expenses of $40,991 and accounts receivable in the amount of $414,826.  Current liabilities as of December 31, 2007 consisted of accounts payable and accrued expenses in the amount of $360,708 and notes payable-related party in the amount of $100,000 remaining payable for the period ended December 31, 2007.  As such, we had working capital of $195,560 as of December 31, 2007 as compared to working capital deficit of $83,064 as of March 31, 2008.

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

The Company entered into a series of financing agreements for aggregate proceeds of $1,000,000 whereby participating revenue interests were conveyed to individual lenders in certain oil and gas properties owned by the Company.  The principal terms of the agreements provided for a production payment from the net revenue interests in certain wells in which the Company owns a working interest; provides a minimum return on investment of 12% in the first year only; and provides a put option to the holders in Month 13.  The put option provides the holder the sole right to put the participating revenue interest to the Company for the original principal amount.  The put options expire during the period March to May of 2009.  The Company determined that these transactions were financings as the put option creates a debt obligation until such option expires, at which time, the transactions will be recorded as a sale.  Any gain or loss on the sale of the properties would then be recognized in the statements of operations.

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
Date: September 8, 2008

By: /s/ David Beule
David Beule
Title: Chief Financial Officer, Principal Accounting Officer (Since March 11, 2008)