Form 10-Q/A
period 2008-06-30
Capital City Energy Group, Inc.
filed 2008-09-24
CIK 1386041

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

Capital City Energy Group, Inc.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (the “Amendment”) amends the quarterly report of Capital City Energy Group, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on August 19, 2008. This Amendment (i) corrects typographical errors in the original filing, and (ii) augments the Management’s Discussion and Analysis with a detailed discussion of the proved reserves.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

4	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (Unaudited)

5	Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (Unaudited)

6	Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 (Unaudited)

7	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)

8 - 12	Notes to Consolidated Financial Statements (Unaudited)

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$475,217	$200,451
Accounts receivable and accrued revenues	568,588	414,826
Receivables-related parties	51,042	-
Other receivables	10,223	-
Prepaid expenses	63,765	40,991
Prepaid expenses-related parties	48,000	-
Total Current Assets	1,216,835	656,268

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $15,289 and $1,497	211,528	147,261

OIL AND GAS PROPERTIES, SUCCESSFUL EFFORTS ACCOUNTING
Proved	9,932,791	9,529,004
Unproved properties	-	-
Accumulated depreciation, depletion and amortization	(2,712,245)	(2,314,141)
NET OIL AND GAS PROPERTIES	7,220,546	7,214,863

OTHER ASSETS
Prepaids and deposits-related parties	67,000	-
Deposits	7,070	4,485
Total Other Assets	74,070	4,485

TOTAL ASSETS	$8,722,979	$8,022,877

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$239,507	$360,708
Payable-related parties	35,538	-
Notes payable-current portion	70,620	100,000
Participating interest financing arrangement	1,534,279	-
Total Current Liabilities	1,879,944	460,708

LONG TERM LIABILITIES
Asset retirement obligation	61,624	-
Deferred income tax liability	194,129	163,960
Total Long Term Liabilities	255,753	163,960

TOTAL LIABILITIES	2,135,697	624,668

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized: 3,142,650 shares issued and outstanding	3,143	3,143
Common shares: $0.001 par value, 90,000,000 shares authorized: 27,047,514 and 20,750,740 shares issued and outstanding, respectively	27,048	20,751
Additional paid-in capital	6,863,741	6,271,727
Retained earnings (Accumulated Deficit)	(306,650)	1,102,588
Total Stockholders' Equity	6,587,282	7,398,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,722,979	$8,022,877

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007

REVENUES

Oil and gas revenue	$724,175	$646,715
Management revenue	282,608	58,648

Total Revenues	1,006,783	705,363

OPERATING EXPENSES

Lease operating costs	198,499	199,185
Depreciation and depletion	200,780	194,095
Selling, general and administrative	1,255,029	213,951

Total Operating Expenses	1,654,308	607,231

INCOME (LOSS) FROM OPERATIONS	(647,525)	98,132

OTHER INCOME (EXPENSE)

Interest Income	4,090	-
Interest expense	(35,961)	(98,568)

Total Other Income (Expense)	(31,871)	(98,568)

NET INCOME (LOSS) BEFORE INCOME TAXES	(679,396)	(436)

INCOME TAX BENEFIT (EXPENSE)	40,813	-

NET INCOME (LOSS)	$(638,583)	$(436)
LESS: PREFERRED DIVIDENDS	(197,933)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(836,516)	$(436)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,821,349	18,095,740

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

REVENUES

Oil and gas revenue	$1,245,107	$1,293,430
Management revenue	302,741	112,081

Total Revenues	1,547,848	1,405,511

OPERATING EXPENSES

Lease operating costs	403,378	399,655
Depreciation and depletion	387,771	384,415
Selling, general and administrative	1,765,123	430,369

Total Operating Expenses	2,556,272	1,214,439

INCOME (LOSS) FROM OPERATIONS	(1,008,424)	191,072

OTHER INCOME (EXPENSE)

Other income	4,090	-
Interest expense	(38,058)	(201,344)

Total Other Income (Expense)	(33,968)	(201,344)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,042,392)	(10,272)

INCOME TAX BENEFIT (EXPENSE)	(30,169)	-

NET INCOME (LOSS)	$(1,072,561)	$(10,272)
LESS: PREFERRED DIVIDENDS	(336,677)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,409,238)	$(10,272)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.07)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,163,023	18,095,740

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,072,561)	$(10,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	387,771	384,415
Stock issued for services	141,500	-
Stock issued for directors fees	61,515	-
Stock issued for acquisition of subsidiary	3,500	-
Amortization of stock options	100,546
Amortization of discount on debt	-	183,334
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(25,359)	-
Increase in prepaid expenses – related party	(115,000)	-
Increase in accounts receivable and accrued revenue	(153,762)	(72,657)
Increase in accounts receivable – related party	(51,042)	-
Increase in other assets	(10,223)	-
Decrease in accounts payable and accrued expenses	(121,201)	(33,932)
Increase in accounts payable – related party	35,538	-
Increase in deferred tax liability	30,169	-
Increase in interest payable – participating interest financing arrangement	34,279	-
Net Cash Provided by (Used in) Operating Activities	(754,330)	450,888

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(78,059)	-
Purchase of oil and gas properties	(318,038)	-
Net Cash Used by Investing Activities	(396,097)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	75,144	-
Repayment of notes payable	(4,524)	-
Proceeds from financing arrangement	1,500,000	-
Costs incurred by the Energy Funds not included in re-capitalization	-	(1,521,638)
Proceeds from exercise of warrants	191,250	-
Dividends paid on preferred stock	(336,677)	-
Net Cash Provided by (Used in) Financing Activities	1,425,193	(1,521,638)

NET INCREASE (DECREASE) IN CASH	274,766	(1,070,750)
CASH AT BEGINNING OF PERIOD	200,451	1,169,749

CASH AT END OF PERIOD	$475,217	$98,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,682	$11,109
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$100,000	$-
Recapitalization of common stock on reverse merger	$6,060	$-
Asset retirement obligation incurred	$61,624	$-

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

Note 2.   Organization and Business Operations

On May 2, 2003, Capital City Marketing Services, LLC (“Marketing”) was formed as an Ohio limited liability company. On September 30, 2003, Marketing changed its name to Capital City Petroleum, LLC (the “Company”).  On September 28, 2006, the Company was merged with Capital City Petroleum, LLC, a Delaware limited liability company. The main purpose of the Company was to form and manage the oil and gas interests of various Capital City Energy Funds (the “Funds”). On October 18, 2007, the Company was converted into Capital City Petroleum, Inc., a Delaware corporation. All references to shares authorized and outstanding have been restated to reflect the conversion on a retroactive basis.

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
(Unaudited)

Note 3.   Summary of Significant Accounting Policies (continued)

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
(Unaudited)

Note 3.   Summary of Significant Accounting Policies (continued)

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

 CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.   Oil and Gas Properties

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

Note 5.   Participating Interest Financing Arrangement

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

Note 6.  Notes Payable

During the six months ended June 30, 2008, the Company purchased office equipment under secured financing agreements. The financing agreements will become long-term capital leases or purchase contracts if the Company does not pay them in full during July 2008. The contracts bear interest at 21.5% per annum.

Note 7.   Equity Transactions

On March 11, 2008, the Company split its common shares on a 10 to 1 basis. All amounts in the consolidated financial statements and footnotes reflect the common stock split on a retroactive basis.

On March 12, 2008, we entered into an Investor Relations contract with CEOcast, Inc for a period of 12 months at which time we issued 40,000 shares of our Common Stock, valued at $120,000, for the upfront engagement fee, a $15,000 retainer and have agreed to pay a monthly consulting fee of $7,500. The contract expires on March 12, 2009.

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

On April 16, 2008, the Company issued 1,000 shares of its common stock, valued at $3,500, to Ms. Barbara Coffee as consideration for the acquisition of Eastern Well Services, LLC which then became a wholly owned subsidiary.

On April 16, 2008, the Company issued 10,000 shares of its common stock, valued at $21,500, to SmallCapVoice.com as an advance payment for Investor Relations services to be performed for the second quarter for the promotion of our Company’s business plan.

 CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.   Warrants

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

Note 9.   Related Party Transactions

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

Daniel Coffee (“Lessor”), member of our Board of Directors, has entered into a lease agreement with the Company whereby the Company leases from Lessor approximately 1,024 rentable square feet of office space and approximately 30 acres (the “Premises”) in Burbank, Ohio.  The term of the lease is ten years beginning on June 1, 2008, and ending on June 30, 2018.  The Company prepaid $115,000 of rent on the lease.

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

The Principal Investment Division is also overseen by our wholly owned subsidiary, Avanti Energy Partners, LLC (“Avanti”).  We continued to bring well positions online in some of the major basins of the continental United States.  We participated in one of the last remaining well and acreage positions operated by Grand Energy in the Barnett Shale natural gas formation in central Texas.  Avanti continues its strategy of diversifying its portfolio of oil and natural gas investments and is benefiting from strong well performance in the prolific Barnett Shale in central Texas, dual zone completions in the Buda and Georgetown in Southeast Texas, deeper oil production from the Louisiana Gulf Coast and the Smackover trend in Alabama.  We have continued our participation the Woodford Shale in southern Oklahoma and the Fayetteville Shale in central Arkansas.  However, as we continue to diversify our portfolio of energy properties our focus is shifting to our own backyard in the Appalachian Basin and Oklahoma area where we will have the ability to perform our own well completion through our wholly owned subsidiary Eastern Well Services, LLC thus increasing our overall net margins.  We have acquired several acreage positions in the Appalachian Basin that will be developed in the 3 rd  quarter with the expectation to bring these new well positions online and generating revenue for the company within the 4 th  quarter of 2008.  Our goal is to partner with a local oil and gas operator in the area to oversee the drilling and operation of these planned wells, which has been customary with the other positions in our portfolio.

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

Our Mission

To maximize both ethically and responsibly the total returns to the owners of the company -- our shareholders.

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

•	Options were granted to officers and directors of the company which were valued at $86,000 for the quarter.

•	Investor relations, public relations and general marketing costs associated with being public were approximately $177,000 for the first six months

INTEREST EXPENSE

Interest expense of $38,058 for the first six months of 2008 was down substantially from its level of $201,344 recorded for the first six months of 2007. Last year it was necessary for us to impute interest expense on the convertible debt relating to the beneficial conversion feature attached to the convertible debt. Once the debt was converted and/or paid, the interest expense was eliminated.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had total current assets of $1,216,835. The current assets consisted mainly of cash in the amount of $475,217, prepaid expenses in the amount of $111,765 and accounts receivable in the amount of $619,630. Our total current liabilities as of June 30, 2008 were $1,879,944. The current liabilities consist of accounts payable and accrued expenses in the amount of $275,045, and notes payable-current portion in the amount of $70,620. In addition, we had $6,587,282 in stockholders’ equity as of June 30, 2008. This compares to current assets of $656,268 and current liabilities of $460,708 for the period ended December 31, 2007.

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

CASH FLOW FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2008, net cash used in operating activities was $754,330, versus net cash provided by operating activities of $450,888 for the six-month period ended June 30, 2007 principally due to higher general and administrative costs incurred in corporate development activities.

CASH FLOW FROM INVESTING ACTIVITIES

For the six-month period ended June 30, 2008, net cash used in investing activities was $396,097, primarily attributed to our purchase of equipment and oil and gas properties, versus net cash used in investing activities of $0 for the six month period ended June 30, 2007. Our investing activities were funded from cash generated from operations and financing

CASH FLOW FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2008, net cash provided by financing activities was $1,425,193, primarily attributed to$ 1,500,000 of proceeds from financing arrangement, versus net cash used in financing activities of $1,521,638 for the six month period ended June 30, 2007.

HEDGING

We did not hedge any of our oil or natural gas production during 2008 and have not entered into any such hedges from June 30, 2008 through the date of this filing.

RESERVES

The present value of the proved developed producing reserves, discounted at 10% (PV-10) per year, stood at $7,030,938 as of July 1, 2008, and represented a 12% increase in PV-10 present value of the portfolio from June 1, 2007.  This is due to a much stronger commodity price environment for both crude oil and natural gas during this same period.

As of July 1, 2008, net proved developed producing oil reserves stood at 168,950 barrels, which was a 51% increase over the period ending June 1, 2007.  In addition, net proved developed producing gas reserves stood at 385,675 MCF (thousand cubic feet), which represented a 2% decrease over the period ending June 1, 2007.

The reserve report for the Company was completed by James Engineering, Inc. located in Marietta, Ohio for the period ending July 1, 2008.  Previously, a reserve report was completed by Netherland, Sewell & Associates of Houston, Texas for the period ending June 1, 2007.  The reserve estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles as set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves promulgated by the Society of Petroleum Engineers.

The Society of Petroleum Engineers and the Securities and Exchange Commission generally define proved reserves as those oil, natural gas, and natural gas liquids which upon analysis of geological and engineering data appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions.  Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.  Proved developed producing reserves are proved developed reserves to be produced from completion intervals open to production in existing wells.

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

Capital City Energy Group, Inc.

Date:	September 24, 2008

By: /s/ Douglas Crawford Douglas Crawford Title: Chief Accounting Officer