Form 10-Q
period 2008-09-30
Capital City Energy Group, Inc.
filed 2008-11-14
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated filer ___ Accelerated filer ___Non-accelerated filer ___ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There are 27,448,302 shares of Common Stock and 3,112,120 shares of Preferred A Stock issued and outstanding as of November 6, 2008.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

4	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)

5	Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007 (Unaudited)

6	Consolidated Statements of Operations for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

7	Consolidated Statements of Stockholders’ Equity from December 31, 2007 through September 30, 2008 (Unaudited)

8	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited);

9 - 16	Notes to Consolidated Financial Statements (Unaudited)

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$394,412	$200,451
Accounts receivable and accrued revenues	$650,384	$414,826
Receivables Related Party	59,941	0
Other receivables	10,223	0
Prepaid Expenses	14,518	40,991

Prepaid Rent Related Parties	50,675	0
Total Current Assets	1,179,253	656,268
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $38,185 and $1,497	436,214	147,261
OIL AND GAS PROPERTIES, SUCCESSFUL EFFORTS ACCOUNTING
Proved	9,934,842	9,529,004 9,529,004,
Accumulated depreciation, depletion and amortization	(2,903,774)	(2,314,141)
NET OIL AND GAS PROPERTIES	7,031,068	7,214,863

OTHER ASSETS
Prepaid Deposits – related parties	67,000
Deposits	7,445	4,485
Total Other Assets	74,445	4,485
TOTAL ASSETS	$8,720,980	$8,022,877

LIABILITIES AND Stockholder Equity STOCKHOLDERS'EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$488,578	$360,708
Notes payable-current portion	70,164	100,000
Participating interest financing arrangement	1,621,251
Total Current Liabilities	2,079,993	460,708

LONG TERM LIABILITIES
Asset Retirement Obligation	62,624
Deferred income tax liability		163,960
Total Long Term Liabilities	62,624	163,960

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized; 3,112,120 and 3,142,650 shares issues and outstanding respectively	3,112	3,143
Common shares: $0.001 par value, 90,000,000 shares authorized; 27,448,301and 20,750,740 shares issued and outstanding, respectively	27,448	20,751
Additional paid-in capital	7,501,474	6,271,727
Retained earnings (accumulated deficit)	(953,668)	1,102,588
Total Stockholders' Equity	6,578,366	7,398,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,720,980	$8,022,877

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007

REVENUES

Oil and gas revenue	$760,849	$28,818
Management revenue	22,702	65,882

Total Revenues	783,551	94,700

OPERATING EXPENSES

Lease operating costs	181,685	6,729
Dry hole expense	0	48,000
Depreciation, depletion and accretuib	215,425	-
Selling, general and administrative	889,361	283,612

Total Operating Expenses	1,289,349	338,341

LOSS FROM OPERATIONS	(505,798)	(243,641)

OTHER INCOME (EXPENSE)
Interest and otherincome	1,505	0
Interest expense	(140,447)	(3,299)
Total Other Income (Expense)	(138,942)	(3,299)

LOSS BEFORE INCOME TAXES	(644,740)	(246,940)

INCOME TAX BENEFIT (EXPENSE)	194,129	-

NET LOSS	$(450,611)	$(246,940)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.03)	$(0.01)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,018,228	18,095,740

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

REVENUES

Oil and gas revenue	$2,005,957	$28,818
Management revenue	325,443	177,965

Total Revenues	2,331,400	206,782

OPERATING EXPENSES

Lease operating costs	587,945	7,175
Depreciation, depletion and accretion	603,196	-
Selling, general and administrative	2,654,484	694,008
Dry hole expense		60,500
Total Operating Expenses	3,845,625	761,683

LOSS FROM OPERATIONS	(1,514,225)	(554,901)

OTHER INCOME (EXPENSE)

Interest and Other income	5,595
Interest expense	(178,505)	21,309
Total Other Income (Expense)	(172,910)
NET LOSS BEFORE INCOME TAXES	(1,687,135)	(576,210)

INCOME TAX BENEFIT	163,960	0

NET LOSS	$(1,523,175)	$(576,210)

BASIC AND FULLY DILUTED (LOSS) PER SHARE	$(0.10)	$(0.02)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,868,294	18,095,740

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Equity
Balance as of December 31, 2007	3,142,650	3,143	20,750,740	20,751	6,271,727		1,102,588	7,398,209
juRecapitalization	-	-	6,060,000	6,060	(6,060)		-	-
Common stock issued for debt at $3.36 per share	-	-	29,796	30	99,970		-	100,000
Common stock issued for services at $3.00 per share	-	-	40,000	40	119,960		-	120,000
SmallCapVoice			10,000	10	21,490			21,500
Value of options granted	-	-			100,546		-	100,546
Directors Fees			38,735	39	102,727			102,766
Common stock issued for subsidiary at $3.50 per share	-	-	1,000	1	3,499		-	3,500
Stock subscriptions payable (506 Offering)	-	-	10,000		30,000			30,000
Dividends paid on preferred stock	-	-	-	-	-		(533,084)	(533,084)
Warrant Purchases			432,500	568	648,182			648,750
Employee Compensation			45,000	45	109,305			109,350
Converted Preferred to common stock	(30,530)	(30)	30,530	30				0
Adjustment to Actual				(126)	126
Net income for the nine months ended September 30, 2008	-	-	-	-	-		(1,523,171)	(1,523,171)
Balance, September 30, 2008	3,112,120	$3,113	27,448,301	$27,448	$7,501,473		$(953,667)	$6,578,366

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,523,172)	$(10,272)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	602,196	384,415
Common stock issued for services	357,116	-
Accretion	1,000
Stock Option Compensation Expense	100,546
Gain on sale of assets	0	-
Amortization of discount on debt	-	183,334
Deferred Income Taxes	(163,960)
Changes in operating assets and liabilities:
Increase in accounts receivable	(282,750)	(72,657)
Increase in accounts receivable – related party	(11,850)
(Increase) decrease in prepaid expenses and deposits	(53,710)	-
Increase in deposits – related party	(48,000)
Increase (decrease) in accounts payable and accrued expenses	80,998	(33,932)
Net Cash Used in Operating Activities	(941,596)	450,888

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(304,184)	-
Purchase of oil and gas properties	(344,220)
Net Cash Provided by Investing Activities	(648,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(4,980)	-
Proceeds from notes payable	143,274	-
Costs incurred by the Energy Funds not included in re-capitalization	-	(1,521,638)
Proceeds from financing arrangement	1,500,000
Proceeds from exercise of warrants	678,750
Dividends paid on preferred stock	(533,084)	-
Net Cash used in Financing Activities	1,783,961	(1,521,638)

NET INCREASE (DECREASE) IN CASH	193,961	(1,070,750)
CASH AT BEGINNING OF PERIOD	200,451	1,169,749
CASH AT END OF PERIOD	$394,412	$98,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$125,384	$11,109
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Capital City Energy Group, Inc. (“Capital City”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Capital City’s annual report filed with the SEC on Form 8-K/A for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2007 as reported in Form 8-K/A have been omitted.

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

At September 30, 2008, Capital City managed oil and gas investments for three energy funds (Capital City Energy Fund XIV, LLC, Capital City Energy Fund XVI, LP and Capital City Energy fund XVIII, LP). These investments consisted of non-operating oil and gas working interests in wells in Louisiana, Ohio, Texas, Pennsylvania, Alabama, Nebraska, Colorado, Oklahoma and Arkansas with net revenue interests ranging from 50.00% to 0.0013%.

The Company’s results of operations are dependent on four sources of revenue within our Triad Business Model.

The Fund Management Division has two sources of income. The first being the 2% annual management fees earned for managing the Capital City Energy Funds and the second being the difference between the prices received by the Company for its natural gas and crude oil products and the cost to find, develop, produce and market such resources.

The Strategic Acquisition Division contains the third source of revenue the Company receives through consulting fees earned by Eastern Well Services, LLC a wholly subsidiary.  Eastern Well Services is an oilfield service company which is transitioning from receiving consulting fees from oil & gas operating companies to becoming a full service oilfield service company and charging for services such as wireline, logging, testing and other well completion services.

The Principal Investment Division contains our primary and fourth source of revenue which accounts for 90% of revenue earned in the first nine months is the oil and natural gas revenue received from the ownership interests in more than 110 energy properties located in 12 different states.

The first nine months was a transition period for the Company as we moved from receiving the majority of revenue from the Fund Management Division of the Company in 2007 and previous years to receiving the majority of revenue from the direct ownership of interests in energy properties. We acquired Avanti Energy Partners during the first six months of the year which is managing the Capital City Energy Funds and will transition to a full service oil and natural gas operating company before the end of 2008. We completed a second acquisition in the first six months in the oilfield service sector, The company acquired was Eastern Well Services,  LLC and began operations through consulting oil and natural gas operating companies on their well completion in the continental United States and internationally.

We moved our accounting offices to North Canton, Ohio which affords the Company greater opportunity to employ quality oil and gas professionals from the large pool of oil and gas professionals without the added cost of relocating them to Columbus, Ohio, our corporate offices. We also leased a facility situated on 30 acres in Burbank, Ohio for the headquarters of Eastern Well Services. This facility will allow Eastern to service oil and gas operating companies for their well completion in the Northeastern Ohio area, Northwestern Pennsylvania area and Northwestern New York as they move to become a full service oilfield service company.

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

Concentration of Credit Risk

Financial instruments that potentially subject Capital City to concentration of credit risk consist of cash. At September 30, 2008, Capital City had approximately $144,412 (the FDIC insured deposits have been temporarily increased to $250,000) in cash in excess of federally insured limits. Capital City maintains cash accounts only at large high quality financial institutions and Capital City believes the credit risk associated with cash held in banks is remote.

Capital City's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of September 30, 2008, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Fair Value of Financial Instruments

As of September 30, 2008, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

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

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB -35- Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 did not have a material impact our consolidated financial position, results of operations, or cash flows. Capital City had no capitalized exploratory well costs at September 30, 2008 and December 31, 2007.

Consolidation of Variable Interest Entities

The Company evaluates and consolidates where appropriate its less than majority-owned investments pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46,  Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51  (FIN 46).  A variable interest entity (VIE) is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with proportionate voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE.  The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both. The Company has determined that the Capital City Energy Funds qualify as VIEs, however, they have determined that the Company is not the primary beneficiary. Accordingly, the Company has not consolidated the Capital City Energy Funds.

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

Income (Loss) per Share of Common Stock

Basic and diluted net income per share calculations are presented in accordance with SFAS No. 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Capital City had 2,763,049 warrants at September 30, 2008 that were out of the money and are therefore anti-dilutive.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation

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

Note 4.   Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the nine months ended September 30, 2008 and 2007 amounted to $602,196, and $0, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of September 30, 2008 and December 31, 2007 oil and gas properties consisted of the following:

	September 30, 2008		December 31, 2007

Well Equipment		$1,812,372	$1,429,311
Intangible Drilling Costs		$5,081,518	$5,630,066
Leasehold Improvements		$3,065.083	$2,469,627
Total		$9,932,791	$9,529,004
Accumulated Depletion	$	(2,903,774)	(2,314,141)
Net Oil and Gas Properties		$7,055,199	$7,214,863

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

Note 6.   Stockholders’ Equity

On July 29, 2008, pursuant to an exempt offering under Reg. D, Rule 506 of the Securities Act of 1933, as amended, an affiliate of the Company, The Opportunity Fund, LLC purchased 10,000 shares of common stock at $3.00 per share and warrants to purchase an additional 10,000 shares of common stock, exercisable over the next 36 months, with a strike price of $4.00 per share.  This offering has been terminated.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.   Warrants and Options

Options

As of September 30, 2008 three directors of the Company held options to purchase 375,000 shares of common stock at an exercise price of $3.29 per share.  Those options, which were granted in April, 2008, do not vest until April, 2009.

As of September 30, 2008 there have been no stock options or fixed priced stock options issued for payment of services provided to the company and none is expected to be issued for the 2008 calendar year.

Warrants

As of December 31, 2007 the Company had outstanding 2,155,000 warrants for the purchase of its common shares at $1.50 per share, 344,000 warrants for the purchase of its common shares at $1.25 per share, 928,800 warrants for the purchase of its common shares at $1.00 per share and 25,000 warrants for the purchase of its common shares at $.10 per share.   To date we have received $648,750 to purchase 432,500 shares of our common stock.  There are 1,722,500 existing warrants yet to be exercised.

Pursuant to a Private Placement completed by the Company on October 31, 2007 the company issued 2,155,000 warrants exercisable at $1.50 per share for a period of 3 years but subject to being called by the company for $0.10 per warrant one year after their issue date.  The company has exercised its right to call the warrants on their one year anniversary date, which ranges from January 1, 2008 through October 23, 2008.  Through indications of interest the company anticipates approximately 50% of these warrants to be exercised before the end of the 2008 calendar year and to date has received $648,750 to purchase 432,500 shares of our common stock.  There are 1,722,500 existing warrants yet to be exercised.

Exercise Price	Number of Warrants Outstanding		Date Warrants Expire	Exercisable Number of Warrants Remaining
$0.10	25,000		12/31/2009	25,000
$1.00	928,800		12/31/2011	928,800
$1.25	344,000		10/30/2012	344,000
$1.50	1,722,500	*	12/31/2009 Through 10/23/2010	1,722,500
$4.00	10,000		7/29/2011	10,000

	3,030,300			3,030,300

Note: The $1.50 warrants have all been called by the company and must be exercised or purchased by the company before the end of the 2008 calendar year.

Stock Options

Capital City estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008.

September 30, 2008
Dividend yield	0.00%
Expected volatility	40.25%
Risk free interest	3.29%
Expected lives	1 year

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No stock options have been issued to employees.  A summary of the status of Capital City’s stock options to directors as of September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price September 30, 2008
Outstanding at beginning of period	0	0
Granted	750,000	$3.29
Exercised	0	0
Forfeited	(375,000)	$3.29
Outstanding but unexercisable at end of period	375,000	$3.29

Note 8.   Related Party Transactions

On August 11, 2008, Timothy W. Crawford, our CEO, elected to perform his duties as CEO without compensation for the 2008 calendar year applied on a retroactive basis.  Mr. Crawford stated that he wanted to align his interests with those of the shareholders and thus wanted to assist the company in deferring the enormous cost associated with the company being public in its first year by forgoing any compensation.  Mr. Crawford is a beneficial owner of almost 10% of the Company’s common stock.

Mr. Crawford and Joseph Smith, both members of our Board of Directors, are greater than 10% Members in CCSSM Capital Partners, LLC, which manages The Opportunity Fund, LLC.  On July 29, 2008, The Opportunity Fund, LLC invested $30,000 to purchase 1 Unit being offered under a private placement memorandum.  One Unit consists of 10,000 shares of common stock at a price of $3.00 per share and one warrant to purchase an additional 10,000 shares of common stock, exercisable over the next 36 months, with an exercise price of $4.00 per share.

On September 11, 2008 The Energy Acquisition Group, an affiliated company, purchased Mr. Kauffman’s, a former director, 250,000 shares of common stock in the Company.

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

Note 9. Commitments and Contingencies

Upon the termination date of Capital City Energy fund XVIII, LP, (the Fund) the Company is obligated to purchase all of the Fund’s assets for a purchase price equal to ten times the revenue of the Fund for the immediately prior fiscal quarter to the termination date of the Fund. The Company, at its discretion, may pay the purchase price in cash, its own common stock or a combination of the two. The Fund termination date is the earlier of (a) the written consent of a majority of the investors, (b) the investors receiving distributions from the Fund in the amount of their original capital contributions or (c) the four year anniversary date after the final closing date of the fund. As of September 30, 2008, the Fund has not recognized revenue to date.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Managed Funds

The Managed Funds are called the Capital City Energy Funds.  The Funds consist of Capital City Energy Fund XIV, Capital City Energy Fund XVI and Capital City Energy Fund XVII.

Avanti serves as the advisor to the Funds through the selection and purchase of energy properties on behalf of the Funds and earns a 2% annual management fee for these services provided.  The Funds incur all the costs associated with the distribution to the members, tax reporting, geological studies and all other ancillary accounting.  The Funds are 99.9% owned by the members with the Managing General Partner owning .01% of the Fund.  The members receive 99.9% of all the income received from the energy properties owned by the Fund until they receive 100% of their contributed capital.  Upon the members receiving 100% of their contributed capital, the income received by the Fund is split 80% to the members and 20% to Avanti.

Capital City Energy Fund XVII was structured slightly different from the current Funds managed by Avanti in that at 48 months from the closing of the Fund or 100% return of the members contributed capital, Capital City Energy Group will acquire the Funds energy properties at a predetermined formula which is payable in common stock of the company or cash at the sole discretion of the company.

Note 11. Segment Information

We have three reporting segments which share in the corporate overhead:

The Fund Management Division - This Division is operated by Avanti Energy Partners, LLC and has historically marketed direct participation programs to regional broker-dealers and financial professionals.  These Funds are marketed under the name of “Capital City Energy Funds.

The Principal Investment Division – This Division is currently managed by Avanti Energy Partners, LLC.  Capital City currently owns more than 110 fractional interests in various energy properties located in 12 different states and operated by some of the largest oil and natural gas companies in the country.  These energy properties include deep oil wells in Northwest Texas, Oklahoma and Louisiana, natural gas wells in the Barnett and Fayetteville Shale, coal-bed methane wells in the Dakotas, oil wells in the Powder River Basin of Wyoming, and natural gas pipelines in the Gulf Coast.

The Strategic Acquisition Division – This Division consists of Eastern Well Services, LLC an oilfield services company.  Eastern opened its Corporate Headquarters in Burbank, Ohio during the past quarter. Situated on 30 acres, this facility is completing construction of three additional bays for a total of six bays to house wireline trucks and equipment. This facility anticipates being fully operational with wireline services late in 2008.  Eastern recently opened an office in Hominy, Oklahoma with three fulltime employees and has targeted numerous oilfield service companies to acquire over the next several months.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corporate overhead

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Capital City evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.  Capital City's reportable segments are strategic business units that offer different operations and marketing strategies. Capital City's areas of operations are principally in the United States. No single geographic area is significant to the consolidated financial statements.

Consolidated revenues from external customers, operating income (loss), and identifiable assets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Fund Management Division	$29,694	$-	$43,619	$-
Principal Investment Division	765,209	94,700	2,154,123	206,782
Strategic Acquisition Division	20,999	-	106,270	-
Corporate	345	-	345	-
Total revenue	$816,247	$94,700	$2,304,357	$206,782

Income (loss) from operations:	-
Fund Management Division	$7.081	$-	$17,162	$-
Principal Investment Division	232,298	(243,641)	(159,513)	(554,901)
Strategic Acquisition Division	(68,594)	--	23,546	-
Corporate	(676,581)	-)	(1,393,201)	-
Total income (loss) from operations	(505,796)	(243,641))	(1,512,006)	(554,901)
Other income (expense)	(138,943)	(3,299)	(175,125)	(21,309)
Net loss before income tax	$(644,739)	$(246,940))	$(1,687,131)	$(576,210
			September 30, 2008	December 31, 2007
Identifiable assets:
Fund Management			$17,362	$-
Principal Investment			7,497,567	8,022,877
Strategic Acquisition Division			473,694	-
Corporate			732,357	-
Total identifiable assets			$8,720,980-	$8,022,877

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

MANAGEMENT’S ANALYSIS OF OPERATIONS

Our Business Plan

Capital City Energy Group, Inc., through its consolidated operations, is an independent oil and natural gas company currently focused on the execution of its Triad business model.  The Triad business model includes our Fund Management Division, Principal Investment Division and Oilfield Services Division.

We have continued to build the foundations of the company for the benefit of our shareholders in order to grow the company into a vertically integrated oil and gas company by investing in our three separate Divisions.  We have accomplished this by investing in people that are well seasoned in the oil and gas industry.  We can only become the best by hiring the best.

Doug Crawford joined the organization during the past quarter as our Chief Accounting Officer to oversee our Accounting Group located in our North Canton, Ohio office.  He was formerly CFO and a Director of Ports Petroleum Corporation in Wooster, Ohio; a $750,000,000 wholesaler of gasoline which operates 80 Fuel Marts in 15 States.  He will remain on the Board of Directors of Ports Petroleum Corporation and has no relationship to the CEO of Capital City.

Chuck Kendall joined the organization in the past quarter as Director of Business Development and Land Management.  He has more than 30 years of oil and gas experience to the Company. His expertise lies in supervising land leasing, right-of-way acquisitions, drill site surveying and permitting of new wells and large lease-acquisitions programs which included an 80,000-acre program for Belden & Blake Corp. in Eastern Ohio.  He owned Petroleum Land Services, which later became PetroSearch, Inc. which provided land-related services to oil and gas companies throughout the Appalachian basin. Prior clients included Great Lakes Energy Partners, Mason-Dixon Energy, Schreiner Oil & Gas Inc., GonzOil Inc. and Cardinal Oil Company

The Fund Management Division is overseen by our wholly owned subsidiary, Avanti Energy Partners, LLC (“Avanti”).  This Division has historically marketed direct participation programs to regional broker-dealers, called the “Capital City Energy Funds.”  We have focused on expanding our distribution channels for these funds through the first 9 months of 2008 and have grown the distribution from one broker-dealer with 30 brokers at the beginning of 2008 to more than 8 broker-dealers with over 1,200 brokers. The focus for distribution of the Capital City Energy Funds through-out the remainder of 2008 will target financial planning firms, Certified Public Accounting firms and small family offices.

The reason for this shift in distribution channels signals our growth strategy into becoming a fully integrated oil and natural gas company.  Avanti has now become an oil and gas operating company, operating our own wells and not just partnering with other oil and gas operators.

We closed our most recent fund, Capital City Energy Fund XVII LP, on November 7, 2008, which will be our last fund structured as a limited partnership.  We began a new chapter for our highly successful Capital City Energy Funds on November 10, 2008 due to the overwhelming demand from high net worth individuals and institutions to invest alongside Avanti in oil and gas ventures.  This structure has a higher minimum investment, allowing us to reduce the distribution costs significantly, while providing the qualified investors higher first year tax write-offs, quicker return of their contributed capital and direct ownership in the oil or natural gas wells.

The first “fund” of this type began accepting partners on November 10, 2008 and we believe it will be warmly received by investors.  This project is called “Capital City Energy Fund – Homer Prospect 1.”  The Homer Prospect  is a 10 well drilling program located in Medina and Ashland County, Ohio targeting the Clinton Sandstone formation with total well depths ranging from 2,700’ to 3,000’.  This project is surrounded by other wells currently in operation that have produced an average of approximately 35 million cubic feet of natural gas per well during their first year of production. Overall, the cumulative life of each well is expected to produce approximately 175 million cubic feet of natural gas.

These wells will be operated and primarily owned by Avanti.  We have targeted five wells to be drilled before the end of the year and the balance to be drilled before March 31, 2009.  We anticipate our wholly owned subsidiary Eastern Well Services, LLC ("Eastern") will perform some of the well completion services.  Securities offered will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements

The Principal Investment Division is also overseen by our wholly owned subsidiary, Avanti.  We now currently own more than 110 fractional interests in various energy properties located in 12 different states and operated by some of the largest oil and natural gas companies in the country.  These energy properties include deep oil wells in Northwest Texas, Oklahoma and Louisiana, natural gas wells in the Barnett and Fayetteville Shale of Texas, coal-bed methane wells in the Dakotas and pipelines in the Gulf Coast.  The Powder River Basin continues to be a strong producing region for the Principal Investment Division. Our key well in Niobrara County, Wyoming, produced net revenue of $289,803 on an investment of $179,682 in the third quarter. Avanti will continue to seek prospects yielding this type of return.

However, holding true to our statements announced in the second quarter of this year our focus has shifted to our own backyard in the Appalachian Basin and Oklahoma area where we will have the ability to operate our own wells through our wholly owned subsidiary Avanti and also perform our own well completion through another wholly owned subsidiary Eastern thus increasing our overall net margins.  We have acquired numerous acreage positions in the Appalachian Basin that will be drilled and completed in the current quarter with the expectation to bring these new wells online and generating revenue for the company before the end of the year.

The Strategic Acquisition Division continues to make significant strides through Eastern, a wholly owned subsidiary.  Eastern opened its Corporate Headquarters in Burbank, Ohio in the past quarter. Situated on 30 acres, this facility is completing construction of three additional bays for a total of six bays to house wireline trucks and equipment and anticipates being fully operational with wireline services late in 2008.  Eastern recently opened an office in Hominy, Oklahoma with three fulltime employees and has targeted numerous oilfield service companies to acquire over the next several months.

Our Mission

To maximize both ethically and responsibly the total returns to the owners of the company --- our shareholders.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008:

REVENUES

On a consolidated basis revenues increased to $2,005,957 and our net loss was $1,523,171 during the first nine months of 2008, compared to revenue of $28,817and a net loss of 281,920 recorded during the first nine months of 2007.

Management revenues increased to $298,401over first nine months due the Capital City Energy Funds, the acquisition of Eastern  and Avanti compared to $177,965for same period in 2007.

Total net oil and gas production realized from principal investments was 10,439 barrels of oil and 63,136 thousand cubic feet (MCF) of natural gas for the first nine months of 2008.  The comparative data for the same period of 2007 was 83 barrels of oil and 2449 thousand cubic feet (MCF) of natural gas.

Average commodity price realized on the principal investment portfolio production for the first nine months of 2008 was $99.68 per barrel of oil and $7.98 per thousand cubic feet (MCF) of natural gas.   The comparative data for the same period of 2007 was $43.34 per barrel of oil and $4.88 per thousand cubic feet (MCF) of natural gas.

LEASE OPERATING EXPENSES AND DRY HOLE EXPENSE

For the first nine months of 2008, lease operating expenses (LOE) increased to $587,945 compared to $7,175 during the first nine months of 2007 due to our direct ownership of the energy properties acquired in fourth quarter of 2007 from the Capital City Energy Funds, instead of just managing the Funds.

Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles,  environmental and safety compliance.

DEPRECIATION AND DEPLETION

Depreciation and depletion expenses totaled $602,196 for the first nine months of 2008, above the results for the first nine months of 2007 of $0. This increase was expected due to the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII completed in the fourth quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine month period ending September 30, 2008, the general and administrative expenses totaled $2,626,222 which was an increase over expenses of $694,008 posted during the same time period in 2007.  The increase in operating expenses was driven by significant one-time costs as we continued to accelerate the execution of our Triad model business plan, the costs associated with the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII, the cost associated with the reverse merger in the first quarter of 2008, the one-time start-up expenses associated with the establishment of our North Canton accounting office and headquarters of Eastern Well Services in Burbank, Ohio, stock options granted to Directors and various stock incentive bonuses given to key employees.

INTEREST EXPENSE

Interest expense of $178,505 for the first nine months of 2008 was up substantially from its level of $21,309 recorded for the first nine months of 2007.  Interest in 2008 is attributed to the 1,500,000 participation financing arrangement added in early 2008.

INCOME TAX EXPENSE

We had an income tax benefit of $163,960 for the nine months ended September 30.  For the first nine months of 2007, the Company was operated as a LLC and did not accrue for income tax expenses.

NET INCOME

Net loss for the quarter ended September 30, 2008 was $450,610, compared to a net loss of 246,940for the same period ended 2007

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had total current assets of $1,195,579.  The current assets consisted mainly of cash in the amount of $394,412, prepaid expenses in the amount of $24,741and accounts receivable and accrued revenues in the amount of $650,384

Our total current liabilities as of September 30, 2008 were $2,079,990.  The current liabilities consist of accounts payable and accrued expenses in the amount of $441,696, notes payable-current portion in the amount of $138,294 and $1,500,000 of debt related to a participating interest financing arrangement.  In addition, we had $6,578,366 in stockholder’s equity as of September 30, 2008.
.
We have adequate capital to fund our ongoing operations.  An acceleration of acquisitions or our planned investments in energy properties and continued expansion of our various divisions over the next twelve months may require additional expenditures.  Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all.  An initial equity financing could result in significant dilution to our shareholders.

CASH FLOW FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2008, net cash used in operating activities was $941,596 versus net cash provided by operating activities of $681,561 for the nine-month period ended September 30, 2007.

CASH FLOW FROM INVESTING ACTIVITIES

For the nine-month period ended September 30, 2008, net cash provided by investing activities was $648,404  primarily   attributed to our lease acquisition and continued rework program. For the nine month period ended September 30, 2007 net cash provided by investing was $318,860.  Our investing activities were funded from the use of cash from operations and financing.

CASH FLOW FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2008, net cash provided in financing activities was 1,783,961 versus net cash used in financing activities of ($874,647) for the nine month period ended September 30, 2007.

HEDGING

We did not hedge any of our oil or natural gas production during 2008 and have not entered into any such hedges from September 30, 2008 through the date of this filing.

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

CONTRACTUAL COMMITMENTS

None.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we had no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

On August 11, 2008, Mr. Timothy W. Crawford, our CEO issued a letter to our Board of Directors stating that effective immediately and retroactively, he elected to perform his duties as CEO without compensation for the 2008 calendar year.  Mr. Crawford stated that he wanted to align his interests with those of the shareholders and thus wanted to assist the company in deferring the enormous cost associated with the company being public in its first year by forgoing any compensation.  Mr. Crawford is a beneficial owner of almost 10% of the Company’s common stock.

On September 11, 2008, The Energy Acquisition Group, an affiliated company repurchased Mr. Kauffman’s 250,000 shares of common stock in the company subsequently redistributed the shares to its remaining members.

Mr. Keith Kauffman, David Beule, Todd Crawford and John Harsh resigned from the Board of Directors in order to create vacancies on the board for a majority of independent directors, as required for listing on the American Stock Exchange or any other major exchange.  These former directors surrendered an aggregate of 500,000 Stock Options that had previously been granted to them.  None of the options had vested in any amount.

Mr. Crawford and Joseph Smith, both members of our Board of Directors are greater than 10% Members in CCSSM Capital Partners, LLC, which manages the Opportunity Fund, LLC.  On July 29, The Opportunity Fund, an Ohio LLC managed by Timothy W. Crawford, our CEO and Chairman of the Board of Directors; Mr. Joseph Smith, Director; Mr. Todd Crawford, Former Director/Beneficial Owner; Gary Sturtz, Beneficial Owner and Mr. Michael McKenzie, Beneficial Owner purchased one Unit  pursuant to a Rule 506 private placement memorandum that we have in effect at this time.  One Unit  consists of 10,000 shares of stock and a warrant to purchase an additional 10,000 shares of common stock for $4.00 per share for thirty-six (36) months following the date of purchase of the Unit.

The following table lists shares of common stock that were paid to each member of our Board of Directors as compensation for their participation on our Board of Directors for the third quarter:

DIRECTOR                                                                                     AMOUNT OF SHARES ISSUED
Timothy Crawford                                                                                                   3,206
Daniel Coffee                                                                                                           3,206
Joseph Smith                                                                                                           3,206
Lee Robinson                                                                                                           3,206
David Beule (former director)                                                                                1,946
Keith Kauffman (former director)                                                                          1,946
James Bishop                                                                                                           3,206
David Tenwick                                                                                                           714
TOTAL                                                                                                                  20,636

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

FAIR VALUE MEASUREMENT

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

CHANGES IN INTERNAL CONTROL

The Company has engaged various consultants to evaluate, document and assist management in the implementation of controls and procedures over financial reporting and disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the first nine months of 2008 we received $648,750 to purchase 432,500 shares of our common stock.  There are 1,722,500 existing warrants yet to be exercised that have also been called by the Company. These warrants were called by the company and the warrant holders elected to exercise their right to purchase the Common stock.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

We held the first annual meeting of our stockholders on October 23, 2008 in Columbus, Ohio.  As of the September 19, 2008 record date for the meeting, there were 27,347,283 shares of our common stock issued and outstanding.  Our Bylaws state that it is necessary to have a quorum of fifty percent (50%) of the issued and outstanding shares in order for any items voted on to be passed.  Proxies for 14,950,599 shares or fifty-five percent (55%) were received.  The first item to be voted on was the re-election of six (6) directors to our Board of Directors; Mr. Timothy Crawford, Mr. Daniel Coffee, Mr. Joseph Smith, Mr. Lee Robinson, Mr. James Bishop, and Mr. David Tenwick.  The second item to come before the stockholders for a vote was the ratification of our change of auditors to GBH CPAs, PC.    All proxies received were voted in favor of the two items placed before the stockholders for a vote.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the 8-KA filed on March 14, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital City Energy Group, Inc.
Date:	November 14, 2008

By: /s/ Douglas Crawford Douglas Crawford Title: Chief Accounting Officer