Form 10-Q/A
period 2008-09-30
Capital City Energy Group, Inc.
filed 2009-01-20
CIK 1386041

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There are 27,509,240 shares of Common Stock and 3,112,120 shares of Preferred A Stock issued and outstanding as of November 6, 2008.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Capital City Energy Group, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 14, 2008. The Purpose of the Amendment is to amend for omission related to preferred stock dividends in the statement of operations, financial statement disclosures stating that conditions exist which raise doubt about the Company's ability to continue as a going concern and other typographical changes. Additionally, disclosures concerning management's discussion and analysis of operations with respect to the three months ended September 30, 2008 and the corresponding three months in the preceding fiscal year were unintentionally omitted from the Form 10-Q filed November 14, 2008. In addition, the three month analysis contained in the Management Discussion and Analysis was inadvertently omitted from the original filed version of Form 10-Q for the period ended September 30, 2008.  For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$394,412	$200,451
Accounts receivable and accrued revenues	650,384	414,826
Receivables related party	59,041	-
Other receivables	10,223	-
Prepaid expenses	14,518	40,991
Prepaid related parties	50,675	-
Total Current Assets	1,179,253	656,268

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $38,185 and $1,497	436,214	147,261

OIL AND GAS PROPERTIES, SUCCESSFUL EFFORTS ACCOUNTING
Proved	9,934,842	9,529,004,
Accumulated depreciation, depletion and amortization	(2,903,774)	(2,314,141)
NET OIL AND GAS PROPERTIES	7,031,068	7,214,863

OTHER ASSETS
Prepaid deposits – related parties	67,000	-
Deposits	7,445	4,485
Total Other Assets	74,445	4,485

TOTAL ASSETS	$8,720,980	$8,022,877

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$388,579	$360,708
Notes payable-current portion	70,164	100,000
Participating interest financing arrangement	1,621,251	-
Total Current Liabilities	2,079,994	460,708

LONG TERM LIABILITIES
Asset Retirement Obligation	62,620	-
Deferred income tax liability	-	163,960
Total Long Term Liabilities	62,620	163,960

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized; 3,112,120 and 3,142,650 shares issues and outstanding respectively	3,112	3,143
Common shares: $0.001 par value, 90,000,000 shares authorized; 27,448,301 and 20,750,740 shares issued and outstanding, respectively	27,448	20,751
Additional paid-in capital	7,501,474	6,271,727
Retained earnings (Accumulated deficit)	(953,668)	1,102,588
Total Stockholders' Equity	6,578,366	7,398,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,720,980	$8,022,877

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007

REVENUES
Oil and gas revenue	$760,850	$28,818
Management revenue	22,702	65,882
Total Revenues	783,552	94,700

OPERATING EXPENSES
Lease operating costs	181,685	6,729
Dry hole expense	-	48,000
Depreciation, depletion and accretion	215,425	-
Selling, general and administrative	889,361	283,612
Total Operating Expenses	1,289,353	338,341

LOSS FROM OPERATIONS	(505,801)	(243,641)

OTHER INCOME (EXPENSE)
Interest and other income	1,505	-
Interest expense	(140,447)	(3,299)
Total Other Income (Expense)	(138,942)	(3,299)

LOSS BEFORE INCOME TAXES	(644,743)	(246,940)

INCOME TAX BENEFIT (EXPENSE)	194,129	-

NET LOSS	$(450,614)	$(246,940)
LESS: PREFERRED DIVIDENDS	196,407	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(647,018)	(246,940)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.03)	$(0.01)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,018,228	18,095,740

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

REVENUES
Oil and gas revenue	$2,005,957	$1,322,248
Management revenue	325,443	177,963
Total Revenues	2,331,400	1,500,211

OPERATING EXPENSES
Lease operating costs	587,945	406,384
Depreciation, depletion and accretion	603,196	384,415
Selling, general and administrative	2,654,484	713,981
Dry hole expense	-	48,000
Total Operating Expenses	3,845,625	1,552,780

LOSS FROM OPERATIONS	(1,514,225)	(52,569)

OTHER INCOME (EXPENSE)
Interest and other income	5,595	-
Interest expense	(178,505)	(204,643)
Total Other Income (Expense)	(172,910)	(204,643)

NET LOSS BEFORE INCOME TAXES	(1,687,135)	(257,212)

INCOME TAX BENEFIT	163,960	-

NET LOSS	$(1,523,175)	$(257,212)
LESS: PREFERRED DIVIDENDS	(533,084)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(2,056,259)	(257,212)

BASIC AND FULLY DILUTED (LOSS) PER SHARE	$(0.10)	$(0.01)
BASIC AND FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,868,294	18,095,740

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Retained
	Preferred Stock		Common Stock		Additional	Earnings	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Stockholders' Equity

Balance as of December 31, 2007	3,142,650	3,143	20,750,740	20,751	6,271,727	1,102,588	7,398,209
Recapitalization	-	-	6,060,000	6,060	(6,060)	-	-

Common stock issued for debt at $3.36 per share	-	-	29,796	30	99,970	-	100,000

Common stock issued for services at $3.00 per share	-	-	40,000	40	119,960	-	120,000

Common stock issued for services at $2.11 per share			10,000	10	21,490		21,500

Amortization of stock options	-	-			100,546	-	100,546

Stock issued for directors' fees			38,735	39	102,727		102,766

Common stock issued for acquisition of subsidiaries at $3.50 per share	-	-	1,000	1	3,499	-	3,500

Common stock and warrants issued	-	-	10,000	10	29,990		30,000

Dividends paid on preferred stock	-	-	-	-	-	(533,081)	(533,081)

Stock issued on warrant exercises			432,500	432	648,319		648,751

Employee compensation expense			45,000	45	109,305		109,350

Conversion of preferred stock	(30,530)	(31)	30,530	30	1		-

Net Loss for the Nine Months ended September 30, 2008	-	-	-	-	-	(1,523,175)	(1,523,175)
Balance as of September 30, 2008	3,112,120	$3,112	27,448,301	$27,448	$7,501,474	$(953,668)	$6,578,366

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,523,175)	$(257,212)
Adjustments to reconcile net loss to net cash provided by/used for operating activities:
Depletion, depreciation, and amortization expense	602,196	384,415
Accretion of asset retirement obligation	1,000	-
Amortization of stock options expense	100,546	-
Common stock issued for services	141,500	-
Common stock issued for directors fees	102,766	-
Stock issued for acquisition of subsidiary	3,500	-
Stock issued for employee bonuses	109,350	-
Deferred tax liabilities	(163,960)	-
Gain on sale of assets	-	(127,317)
Amortization of discount on debt	-	458,333
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	23,513	-
Increase in prepaid expenses – related party	(117,675)	-
Increase in accounts receivable and accrued revenue	(235,558)	(13,861)
Increase in accounts receivable – related party	(59,042)	-
Increase in other receivables	(10,223)	-
(Increase) decrease in accounts payable and accrued expenses	27,870	(17,431)
Increase in interest payable on participating interest financing	121,251	-
CASH PROVIDED BY/(USED) FOR OPERATING ACTIVITIES	(876,141)	681,561

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(325,641)	-
Purchase of oil and gas properties	(320,089)	-
Sale of oil and gas properties	-	318,860
CASH USED FOR INVESTING ACTIVITIES	(645,730)	318,860

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	80,915	-
Repayment of notes payable	(10,751)	(850,000)
Proceeds from participating interest financing arrangement	1,500,000	-
Costs incurred by the Managed Funds not included in re-capitalization	-	(2,179,647)
Contributed capital	-	2,155,000
Proceeds from exercise of warrants	678,749	-
Dividends paid on preferred stock	(533,084)	-
CASH PROVIDED BY/(USED) FOR FINANCING ACTIVITIES	1,715,832	(874,647)

NET INCREASE IN CASH	193,961	125,774

CASH AT BEGINNING OF PERIOD	200,451	380,099

CASH AT END OF PERIOD	$394,412	$505,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$57,254	$18,017
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligation	$61,620	$-
Stock issued for settlement of debt	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Capital City Energy Group, Inc. (“Capital City” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Capital City’s annual report filed with the SEC on Form 8-K/A for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2007 as reported in Form 8-K/A have been omitted.

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

At September 30, 2008, Capital City managed oil and gas investments for three energy funds (Capital City Energy Fund XIV, LLC, Capital City Energy Fund XVI, LP and Capital City Energy fund XVIII, LP) for which a management fee is earned. These investments consisted of non-operating oil and gas working interests in wells in Louisiana, Ohio, Texas, Pennsylvania, Alabama, Nebraska, Colorado, Oklahoma and Arkansas with net revenue interests ranging from 50.00% to 0.0013%.

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

The Principal Investment Division contains our primary and fourth source of revenue which accounts for 90% of revenue earned in the first nine months which is the oil and natural gas revenue received from the ownership interests in more than 110 energy properties located in 12 different states.

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

Concentration of Credit Risk

Financial instruments that potentially subject Capital City to concentration of credit risk consist of cash. At September 30, 2008, Capital City had approximately $144,412 in cash in excess of federally insured limits (the FDIC insured deposits have been temporarily increased to $250,000).  Capital City maintains cash accounts only at large high quality financial institutions and Capital City believes the credit risk associated with cash held in banks is remote.

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
(Unaudited)

Note 3.   Summary of Significant Accounting Policies (cont.)

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

Income (Loss) per Share of Common Stock

Basic and diluted net income per share calculations are presented in accordance with SFAS No. 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Capital City had 3,030,300 warrants at September 30, 2008 that were out of the money and are therefore anti-dilutive.

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
(Unaudited)

Note 3.   Summary of Significant Accounting Policies (cont.)

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncements are expected to have a significant effect on Capital City’s consolidated financial position, results of operations or cash flows.

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Note 4.   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  Capital City has incurred cumulative operating losses through September 30, 2008 of $953,668 and had a working capital deficit of $900,741 at September 30, 2008.  Revenues during the nine months ended September 30, 2008 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that Capital City can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Capital City is in the process of raising additional capital through a related party private fund management company.

Note 5.   Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the nine months ended September 30, 2008 and 2007 amounted to $565,508, and $0, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of September 30, 2008 and December 31, 2007 oil and gas properties consisted of the following:

	September 30, 2008	December 31, 2007

Well Equipment	$1,812,372	$1,429,311
Intangible Drilling Costs	5,081,518	5,630,066
Leasehold Improvements	3,040,952	2,469,627
Total	$9,934,842	$9,529,004
Accumulated Depletion	(2,903,774)	(2,314,141)
Net Oil and Gas Properties	$7,031,068	$7,214,863

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.   Participating Interest Financing Arrangement

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

Note 7.   Stockholders’ Equity

On July 29, 2008, pursuant to an exempt offering under Reg. D, Rule 506 of the Securities Act of 1933, as amended, an affiliate of the Company, The Opportunity Fund, LLC purchased 10,000 shares of common stock at $3.00 per share and warrants to purchase an additional 10,000 shares of common stock, exercisable over the next 36 months, with a strike price of $4.00 per share. This offering has been terminated. Total proceeds from the offering were $30,000.

Note 8.   Warrants and Options

Options

As of September 30, 2008, three directors of the Company held options to purchase 375,000 shares of common stock at an exercise price of $3.29 per share. Those options, which were granted in April 2008, do not vest until April 2009 and are exercisable for 3 years from issuance.

Stock Options

Capital City estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008.

September 30, 2008
Expected volatility	40.25%
Risk free interest	3.29%
Expected lives	1 year
Dividend yield	0.00%

A summary of the status of Capital City’s stock options to directors as of September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price September 30, 2008
Outstanding at beginning of period	-	-
Granted	750,000	$3.29
Exercised	-	-
Forfeited	(375,000)	$3.29
Outstanding but unexercisable at end of period	375,000	$3.29

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.   Warrants and Options (cont.)

Warrants

Pursuant to a Private Placement completed by the Company on October 31, 2007 the company issued 2,155,000 warrants exercisable at $1.50 per share for a period of 3 years but subject to being called by the company for $0.10 per warrant one year after their issue date. The company has exercised its right to call the warrants on their one year anniversary date, which ranges from January 1, 2008 through October 23, 2008.  There are 1,722,500 of the original 2,155,000 existing warrants yet to be exercised. The 1,722,500 warrants have all been called by the Company and must be exercised by the holder or purchased by the company before the end of the 2008 calendar year.

Capital City warrants outstanding and exercisable common stock of September 30, 2008 are:

Exercise Price	Number of Warrants Outstanding	Date Warrants Expire	Exercisable Number of Warrants Remaining
$0.10	25,000	12/31/2009	25,000
$1.00	928,800	12/31/2011	928,800
$1.25	344,000	10/30/2012	344,000
$1.50	1,722,500	12/31/2009 Through 10/23/2010	1,722,500
$4.00	10,000	7/29/2011	10,000
	3,030,300		3,030,300

Note 9.   Related Party Transactions

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

Daniel Coffee, member of our Board of Directors, has entered into a lease agreement with the Company whereby the Company leases from Lessor approximately 1,024 rentable square feet of office space and approximately 30 acres in Burbank, Ohio. The term of the lease is ten years beginning on June 1, 2008, and ending on June 30, 2018. The Company prepaid $115,000 of rent on the lease.

On April 16, 2008, Ms. Barbara Coffee, wife of our director, Mr. Daniel Coffee, sold her interest in Eastern Well Services, LLC and Avanti Energy Partners, LLC to the Company for 1,000 shares of the Company’s common stock valued at $3,500.

Note 10. Commitments and Contingencies

Upon the termination date of Capital City Energy Fund XVII, LP, the Company is obligated to purchase all of the Capital City Energy Fund XVII, LP’s assets for a purchase price equal to ten times the revenue of the Capital City Energy Fund XVII, LP for the immediately prior fiscal quarter to the termination date of the Capital City Energy Fund XVII, LP. The Company, at its discretion, may pay the purchase price in cash, its own common stock or a combination of the two. The Capital City Energy Fund XVII, LP termination date is the earlier of (a) the written consent of a majority of the investors, (b) the investors receiving distributions from the Capital City Energy Fund XVII, LP in the amount of their original capital contributions or (c) the four year anniversary date after the final closing date of the fund. As of September 30, 2008, the Capital City Energy Fund XVII, LP has not recognized revenue to date.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Managed Funds

The Managed Funds are called the Capital City Energy Funds.  The Funds consist of Capital City Energy Fund XIV, LLC, Capital City Energy Fund XVI, LP and Capital City Energy Fund XVII, LP.

Avanti serves as the advisor to the Managed Funds through the selection and purchase of energy properties on behalf of the Funds and earns a 2% annual management fee for these services provided. The Funds incur all the costs associated with the distribution to the members, tax reporting, geological studies and all other ancillary accounting costs. The Funds are 99.9% owned by the members with the Managing General Partner owning .01% of the Fund. The members receive 99.9% of all the income received from the energy properties owned by the Fund until they receive 100% of their contributed capital.  Upon the members receiving 100% of their contributed capital, the income received by the Fund is split 80% to the members and 20% to Avanti.

Note 12. Segment Information

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

Corporate overhead

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

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Segment Information (cont.)

Corporate overhead (cont.)

Consolidated revenues from external customers, operating income (loss), and identifiable assets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Fund Management Division	$22,702	$-	$325,443	$-
Principal Investment Division	739,505	94,700	1,899,342	1,500,211
Strategic Acquisition Division	20,999	-	106,270	-
Corporate	345	-	345	-
Total revenue	$783,552	$94,700	$2,331,400	$1,500,211

Income (loss) from operations:	-
Fund Management Division	$7,081	$-	$17,162	$-
Principal Investment Division	232,298	(243,641)	(159,513)	(52,569)
Strategic Acquisition Division	(68,594)	-	23,546	-
Corporate	(607,987)	-	(1,393,201)	-
Total income (loss) from operations	(505,796)	(243,641)	(1,512,006)	(52,569)
Other income (expense)	(138,943)	(3,299)	(175,125)	(204,643)
Net loss before income tax	$(644,744)	$(246,940)	$(1,687,131)	$(257,212)

			September 30, 2008	December 31, 2007
Identifiable assets:
Fund Management			$17,362	$-
Principal Investment			7,497,567	8,022,877
Strategic Acquisition Division			473,694	-
Corporate			732,357	-
Total identifiable assets			$8,720,980	$8,022,877

Note 13. Subsequent Events

On December 11, 2008, Capital City Energy Fund XIV, LLC (the “LLC”) merged with and into Capital City Petroleum, Inc., a wholly-owned subsidiary of the Company.  Pursuant to the merger, the members of the LLC received 698,551 shares of the Company’s unregistered common stock based on the distribution provisions of the limited liability company agreement of the LLC.

Additionally, on December 11, 2008, Capital City Energy Fund XVI, LP (the “LP”) merger with and into Capital City Petroleum, Inc.  Pursuant to the merger, the partners of the LP received 820,546 shares of the Company’s unregistered common stock based on the distribution provisions of the limited partnership agreement of the LP.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008:

REVENUES

On a consolidated basis oil and gas revenues increased to $760,850 and our net loss was $450,614 during the three month ended September 30, 2008, compared to oil and gas revenue of $28,818 and a net loss of $243,641 recorded during the same period for 2007.

Management revenues decreased to $22,702 over the three months ended September 30, 2008, compared to $65,882 for same period in 2007.

Total net oil and gas production realized from principal investments was 4,805 barrels of oil and 34,803 thousand cubic feet (MCF) of natural gas for this quarter ended September 30, 2008.  The comparative data for the same period of 2007 was 60 barrels of oil and 2856 thousand cubic feet (MCF) of natural gas.

Average commodity price realized on the principal investment portfolio production for the quarter ended September 30, 2008 was $99.68 per barrel of oil and $7.98 per thousand cubic feet (MCF) of natural gas. The comparative data for the same period of 2007 was $43 per barrel of oil and $4.80 per thousand cubic feet (MCF) of natural gas.

LEASE OPERATING EXPENSES AND DRY HOLE EXPENSE

For the quarter ended September 30, 2008, lease operating expenses (LOE) increased to $184,567 compared to $6,729 during the same quarter ended September 30, 2007 due to our direct ownership of the energy properties acquired in fourth quarter of 2007 from the Capital City Energy Funds, instead of just managing the Funds.

Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

DEPRECIATION AND DEPLETION

Depreciation and depletion expenses totaled $215,425 for the quarter ended September 30, 2008, compared to $0 for the quarter ended September 30, 2007. This increase was expected due to the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII completed in the fourth quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three month period ending September 30, 2008, the general and administrative expenses totaled $889,361 which was an increase over expenses of $283,612 posted during the same time period in 2007.  The increase in operating expenses was driven by significant one-time costs as we continued to accelerate the execution of our Triad model business plan, the costs associated with the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII, the cost associated with the reverse merger in the first quarter of 2008, the one-time start-up expenses associated with the establishment of our North Canton accounting office and headquarters of Eastern Well Services in Burbank, Ohio, stock options granted to Directors and various stock incentive bonuses given to key employees.

INTEREST EXPENSE

For this quarter ended September 30, 2008, interest expense of $140,447, up substantially from its level of $3,299 recorded for the same quarter, 2007.  Interest in 2008 is attributed to the $1,500,000 participation financing arrangement added in early 2008.

INCOME TAX EXPENSE

We had an income tax benefit of $194,129 for the three months ended September 30, 2008.  For the three months ended September 30, 2007, the Company was operated as a LLC and did not accrue for income tax expenses.

NET LOSS

Net loss for the three months ended September 30, 2008 was $450,614 compared to a net loss of $246,940 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had total current assets of $1,179,253. The current assets consisted mainly of cash in the amount of $394,412, prepaid expenses in the amount of $14,518 and accounts receivable and accrued revenues in the amount of $650,384.

Our total current liabilities as of September 30, 2008 were $2,079,994. The current liabilities consist of accounts payable and accrued expenses in the amount of $388,579, notes payable-current portion in the amount of $1,621,251 and $70,164 of debt related to a participating interest financing arrangement. In addition, we had $6,578,366 in stockholder’s equity as of September 30, 2008.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  Capital City has incurred cumulative operating losses through September 30, 2008 of $953,668 and had a working capital deficit of $900,741 at September 30, 2008.  Revenues during the nine months ended September 30, 2008 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that Capital City can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008:

REVENUES

On a consolidated basis oil and gas revenues increased to $2,005,957 and our net loss was $1,523,174 during the first nine months of 2008, compared to oil and gas revenue of $28,818 and a net loss of $257,212 recorded during the first nine months of 2007.

Management revenues increased to $325,443 over the first nine months due the Capital City Energy Funds, the acquisition of Eastern and Avanti compared to $177,963 for same period in 2007.

Total net oil and gas production realized from principal investments was 10,439 barrels of oil and 63,136 thousand cubic feet (MCF) of natural gas for the first nine months of 2008.  The comparative data for the same period of 2007 was 83 barrels of oil and 2,449 thousand cubic feet (MCF) of natural gas.

Average commodity price realized on the principal investment portfolio production for the first nine months of 2008 was $117.13 per barrel of oil and $12.25 per thousand cubic feet (MCF) of natural gas. The comparative data for the same period of 2007 was $43.34 per barrel of oil and $4.88 per thousand cubic feet (MCF) of natural gas.

LEASE OPERATING EXPENSES AND DRY HOLE EXPENSE

For the first nine months of 2008, lease operating expenses (LOE) increased to $587,945 compared to $48,000 during the first nine months of 2007 due to our direct ownership of the energy properties acquired in fourth quarter of 2007 from the Capital City Energy Funds, instead of just managing the Funds.

Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

DEPRECIATION AND DEPLETION

Depreciation and depletion expenses totaled $603,196 for the first nine months of 2008, above the results for the first nine months of 2007 of $384,415. This increase was expected due to the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII completed in the fourth quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine month period ending September 30, 2008, the general and administrative expenses totaled $2,654,484 which was an increase over expenses of $713,981 posted during the same time period in 2007.  The increase in operating expenses was driven by significant one-time costs as we continued to accelerate the execution of our Triad model business plan, the costs associated with the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII, the cost associated with the reverse merger in the first quarter of 2008, the one-time start-up expenses associated with the establishment of our North Canton accounting office and headquarters of Eastern Well Services in Burbank, Ohio, stock options granted to Directors and various stock incentive bonuses given to key employees.

INTEREST EXPENSE

Interest expense of $178,505 for the first nine months of 2008 was down from its level of $204,643 recorded for the first nine months of 2007.  Interest in 2008 is attributed to the $1,500,000 participation financing arrangement added in early 2008.

INCOME TAX EXPENSE

We had an income tax benefit of $163,960 for the nine months ended September 30, 2008.  For the first nine months of 2007, the Company was operated as a LLC and did not accrue for income tax expenses.

NET LOSS

Net loss for the nine months ended September 30, 2008 was $1,523,175 compared to a net loss of $257,212 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had total current assets of $1,179,253. The current assets consisted mainly of cash in the amount of $394,412, prepaid expenses in the amount of $14,518 and accounts receivable and accrued revenues in the amount of $650,384.

Our total current liabilities as of September 30, 2008 were $2,079,990. The current liabilities consist of accounts payable and accrued expenses in the amount of $388,579, notes payable-current portion in the amount of $1,621,251 and $70,164 of debt related to a participating interest financing arrangement. In addition, we had $6,578,366 in stockholder’s equity as of September 30, 2008.

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

GOING CONCERN

Capital City requires additional financing to grow its business and fund its operations.  The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Capital City has incurred cumulative operating losses through September 30, 2008 of $953,668 and had a working capital deficit of $884,411 at September 30, 2008.  Revenues during the nine months ended September 30, 2008 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations. The Company continues to analyze its monthly cost structure to reduce the overall cash expenditures until additional capital is raised or cash flows from operations are generated. There can be no assurance that Capital City can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future. Capital City is in the process of raising additional capital through a related party private fund management company.

CASH FLOW FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2008, net cash used in operating activities was $876,141 versus net cash provided by operating activities of $681,561 for the nine-month period ended September 30, 2007.

CASH FLOW FROM INVESTING ACTIVITIES

For the nine-month period ended September 30, 2008, net cash provided by investing activities was $645,730 primarily attributed to our lease acquisition and continued rework program. For the nine month period ended September 30, 2007 net cash provided by investing was $318,860. Our investing activities were funded from the use of cash from operations and financing.

CASH FLOW FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2008, net cash provided in financing activities was $1,715,832 versus net cash used in financing activities of $874,647 for the nine month period ended September 30, 2007.  Financing activities principally consisted of $678,500 proceeds from exercise of warrants and $1,500,000 of proceeds related to our participation interest financing.

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

The following table lists shares of common stock that were paid to each member of our Board of Directors as compensation for their participation on our Board of Directors for the third quarter:

DIRECTOR	NUMBER OF SHARES ISSUED
Timothy Crawford	3,206
Daniel Coffee	3,206
Joseph Smith	3,206
Lee Robinson	3,206
David Beule (former director)	1,946
Keith Kauffman (former director)	1,946
James Bishop	3,206
David Tenwick	714
TOTAL	20,636

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first nine months of 2008, we received $648,750 to purchase 432,500 shares of our common stock.  These warrants were called by the Company and the warrant holders elected to exercise their right to purchase the Common stock.  There are 1,722,500 existing warrants yet to be exercised that have also been called by the Company.

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

Capital City Energy Group, Inc.

Date: January 20, 2009

By: /s/ Douglas Crawford Douglas Crawford Title: Chief Accounting Officer