Form 10-K
period 2008-12-31
Capital City Energy Group, Inc.
filed 2009-05-18
CIK 1386041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT F 1934

Commission File Number:  333-140806

Capital City Energy Group, Inc.

 (Exact Name of Registrant as specified in its Charter)

Nevada	20-5131044
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

1611 North Main Street ▪ Suite A North Canton, Ohio 44720	43235
(Address of Principal Executive Offices)	(Zip code)
Registrants’ telephone number, including area code:   614-310-1614

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes    ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of April 30, 2009 was $44,811,943.

The number of shares of outstanding common stock, par $.001, of the Registrant as of April 30, 2009 was 32,008,531.

The number of shares of outstanding preferred stock, par $.001, of the Registrant as of April 30, 2009 was 3,078,842.

DOCUMENTS INCORPORATED BY REFERENCE

No portions of the Notice of Annual Meeting and Proxy Statement, to be filed no later than June 30, 2009, for the Registrant’s 2009 Annual Meeting of Shareholders, scheduled to be held August 15, 2009, are incorporated by reference in Part III.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2008 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can often be identified by the use words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology.  In addition, expressions or discussions of our strategy, plans, prospects or future results are forward-looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date, and that any such forward-looking statements are not guarantees of future performance.  Our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected or implied by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 1A–Risk Factors. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I

Item 1.    Business

Background

The Company was originally formed on June 27, 2006 as The Baby Dot Company to engage in the business of designing, marketing and distributing handcrafted baby blankets and other accessories made from quality fabrics. Our business operations had been conducted through a wholly owned subsidiary, Baby Dot LLC, a limited liability company formed under the laws of the State of Nevada.

On March 11, 2008, the Company merged with Capital City Energy Group, Inc.  Capital City Energy Group, Inc., founded in 2003 in Columbus, Ohio and now headquartered in North Canton, Ohio and Delmont, Pennsylvania, is a growing energy company.  Its business is evolving from being an innovative leader in the design, management and sponsorship of retail and institutional direct participation energy programs to become one of the few vertically integrated independent oil & natural gas companies, with a particular focus on oilfield services.  While the Company has not abandoned its “Triad” business model, consisting of Fund Management, Principal Investments and Strategic Acquisitions of energy related companies, it has retrenched its efforts in the past few months through the strategic acquisition of Hotwell Services, Inc. to delivering wireline services in the Northeastern region of the United States, as described more fully in the “Subsequent Events.”

As used in this Annual Report, references to “the Company” or to “we,” “us” or “our” refer to Capital City Energy Group, Inc., together with its consolidated subsidiaries, Capital City Petroleum, Inc., Avanti Energy Partners, LLC, Eastern Well Services, LLC and Hotwell Services, Inc., unless the context otherwise requires.

Throughout 2008, the Company was in transition as it moved from receiving the majority of revenue from the Fund Management Division (Avanti Energy Partners, LLC) of the Company in 2007 and previous years to receiving the majority of revenue from the direct ownership of interests in energy properties.  The Company operates its Principal Investment Division though Capital City Petroleum, Inc., which accounts for 70% of revenue earned in 2008 which is the oil and natural gas revenue received from the ownership interests in more than 60 energy properties located in 12 different states.

During 2008, the Strategic Acquisition Division, operated through Eastern Well Services, LLC, earned consulting fees from oil & gas operating companies, operating internationally.  However, beginning on December 31, 2008 with the Company’s acquisition of Hotwell, the Company is moving towards becoming a full service oilfield service company, with an emphasis on charging for services such as wireline, logging, testing and other well completion services.

Overview of Hotwell Services, Inc.

Acquired on December 31, 2008 and based in Delmont, Pa. and Clarksburg, W.Va., Hotwell Services Inc. (“Hotwell”) is a full service wireline company servicing the northeast region of the U.S.  Hotwell provides industry-leading technology and provides high tiered cased-hole mechanical services (horizontal perforation, high pressure wireline operations, tubing conveyed perforation) and evaluation services (pulsed neutron, compensated neutron, density, and production logging). Hotwell’s strategy is to build the newest, state-of-the-art fleet of cranes, pressure equipment and wireline trucks and furnish the operating companies with the most experienced and trained engineers with an average of 20 years local experience with independent and major engineers.

Hotwell is a preferred provider of horizontal logging and well completion services, the optimal method of hydrocarbon extraction for the much publicized, domestic natural gas play, the Marcellus Shale. Most importantly, Hotwell’s management are some of the Appalachian Basin’s most talented and respected field services professionals. The Company has determined to focus its efforts to aggressively support Hotwell’s growth plan in the Appalachian Basin, and specifically in the prolific Marcellus Shale formation.  The Company anticipates launching additional bases of field services operations in the Basin during fiscal year 2009 to further service the existing clients.

Hotwell delivers wireline services focused on vertical logging and well completions in Ohio, Western Pennsylvania and New York.

All Other Operations

The Company presently has two other lines of business besides Hotwell.  During 2008, Eastern Well Services, LLC, an Ohio limited liability company (“Eastern”), provided consulting services to oil and gas companies internationally, however, it is no longer operating:  The Principal Investment Division operated through Capital City Petroleum, Inc. (“Petroleum”) which holds various oil and gas properties and Fund Management/Drilling Programs, Avanti Energy Partners, LLC, an Ohio limited liability company (“Avanti”), which manages Fund XVII, LP and the new Homer/Woody Joint Venture.

Capital City Petroleum, Inc.

Prior to the extended bull market in energy prices, the Company, through Petroleum, recognized the need to provide investors with some exposure to alternative asset classes such as commodities including oil and natural gas resources.  This intention led to the formation of several oil and gas funds over a four year period from 2003 – 2007.  These funds were direct participation blind pools investing in oil, natural gas and lease acreage opportunities across the country.  The funds were structured as diverse and balanced collections of small working interest investments in a variety of energy properties including existing production, developmental drilling, lease acreage, and exploration opportunities with established and successful oil & natural gas operating companies.  Distributions were paid to investors from the production revenue generated by the wells, who also received substantial tax attributes allocated to them.  Since inception, Petroleum formed a total of ten (10) funds with total investment capital of approximately $17,000,000 subscribed.

In 2007, the first seven funds contributed their assets to Petroleum.  The fund investors received preferred and common stock in Petroleum in exchange for their interest in the funds.  On December 11, 2008, CCEF XIV, LLC and CCEF XVI, LP merged with Petroleum with the fund investors receiving 733,491 and 860,221 shares of Company common stock, respectively, valued at $1,466,982 and $1,720,442, respectively, based on  the closing stock price of CETG immediately prior to the acquisition date.

Oil and Gas Disclosures

General.  Through Petroleum and Avanti, the Company engages in oil and gas operations which require certain detailed disclosures.  Unless indicated, the information presented herein is for properties and activities under Petroleum.

Producing Activities

Production Profile. As of December 31, 2008, the reserve life index of our estimated proved reserves, representing the ratio of reserves to annual production, was 20.2 years overall and approximately 13.8 years for our proved developed producing reserves, based on annualized fourth quarter production.

Production Volumes. Our production volumes for 2008 totaled 3.7 Bcfe, an increase of 13% over 2007 levels. Production in the fourth quarter of 2008 was 1.0 Bcfe, reflecting volumetric growth of 4.6% on a period-over-period basis. The following table shows our total net oil and gas production volumes during the last three years.

	Year Ended December 31,
Production:	2008	2007

Natural Gas (MCF)	131,088	39,981
Oil (Bbl)	23,341	6,986

Total natural gas equivalents (Mcfe)	271,134	81,897

Production Prices and Costs. Our production revenues and estimated oil and gas reserves are substantially dependent on prevailing market prices for natural gas, which comprised 78% of our proved reserves on an energy equivalent basis at the end of 2008. The following table shows the average sales prices for our oil and gas production during the last three years, along with our average lifting costs and transmission, compression and processing costs in each of the reported periods.

	Year Ended December 31,
Sales Prices and Production Costs:	2008	2007

Average sales prices:
Natural Gas (MCF)	8.33	5.76
Oil (Bbl)	98.70	57.97

Total natural gas equivalents (Mcfe)	600.54	353.58

Proved Oil and Gas Reserves

General. The estimates of our proved oil and gas reserves as of December 31, 2008 were prepared by James Engineering, independent petroleum engineers, in accordance with regulations of the Securities and Exchange Commission (“SEC”). Under those regulations, proved reserves are limited to estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, using prices and costs as of the date the estimate is made. These prices and costs are held constant over the estimated life of the reserves. Our reserve estimates should be read in conjunction with the supplementary disclosure on our oil and gas development and producing activities and oil and gas reserve data included in the footnotes to our consolidated financial statements at the end of this report.

There are many uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is dependent on the quality of available data and is subject to engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of an estimate may justify revision of the estimate. As a result, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered.

Reserve Quantities. The following table summarizes the estimates by James Engineering of our proved developed producing reserve volumes as of December 31, 2008. Proved developed producing reserves are the estimated amounts of oil and gas that can be expected to be recovered from existing wells with existing equipment and operating methods.

Estimated Proved Developed Reserves:	As of December 31,

	2008		2007
Natural gas (Mcf)
Proved properties	5,828,935		5,240,952
Unproved properties	19,338	A	—
Total natural gas (Mcf)	5,848,273		5,240,952

Crude oil
Proved properties	6,998,057		4,288,052
Unproved properties	—		—
Total crude oil (Bbl)	6,998,057		4,288,052

Total gas equivalents (Mcfe)	47,836,615		30,969,263

A - Leases from Avanti

Reserve Values. The following table summarizes the estimates by James Engineering of future net cash flows from the production and sale of our proved developed producing reserves as of December 31, 2008 and the present value of those cash flows, discounted at 10% per year in accordance with SEC regulations to reflect the timing of net cash flows. The future net cash flows were computed after giving effect to estimated future development and production costs, based on year-end costs and assuming the continuation of economic conditions at the time of the estimates. The standardized measure of future net cash flows gives effect to future income taxes on discounted future cash flows based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits.

The prices used in the following estimates were based on prices we received for our oil and gas production at the end of each reported period, without escalation. The prices as of December 31, 2008 had a weighted average of $8.42 per Mcf of natural gas and $98.27 per barrel of crude oil.  The estimates are highly dependent on the year-end prices used in the computation and are subject to considerable uncertainty.

December 31,
From Proved Reserves:	2008

Undiscounted future net cash flows	2,221,630
10% annual discount for estimated timing of cash flows	(945,869)
Standardized measure of discounted future net cash flows	1,275,761

We have not filed any estimates of our proved reserves with an federal authority or agency during the past year other than estimates filed with the SEC under the Exchange Act.

Oil and Gas Properties

Oil and Gas Interests. The following table shows our ownership interests under oil and gas leases as of December 31, 2008. Our leases are for varying primary terms and are generally subject to specified royalty or overriding royalty interests, development obligations and other commitments and restrictions.  Our ownership interests as of December 31, 2008 are 1315 of gross acres and 263 net acres.

Productive Wells. The following table shows, by state, our gross and net productive oil and gas wells as of December 31, 2008. The table does not include wells that were in progress or were drilled by year end but were awaiting installation of gathering lines prior to completion.

	Gas Wells		Oil Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Alabama	1	0.0100			1	0.0100
California	1	0.1750			1	0.1750
Kansas	7	1.1634	2	0.6125	9	1.7759
Louisiana	3	1.2342	7	1.1300	10	2.3642
Nebraska	2	0.3173	3	0.3500	5	0.6673
Ohio	42	5.1852	9	0.2742	51	5.4594
Oklahoma	2	0.0200	1	0.3406	3	0.3606
Pennsylvania	0		2	0.1003	2	0.1003
Texas	16	1.6778	18	2.3154	34	3.9931
Wyoming	3	0.1223	5	2.1186	8	2.2409

Total	77	9.9052	47	7.2415	124	17.1467

Drilling Partnerships

Investment Capital.  During the last two years, we raised over $3,678,810 from outside investors for participation in many of our drilling initiatives through private placements of interests in sponsored drilling partnerships. Net proceeds from these private placements are used to fund the investors’ share of drilling and completion costs under our drilling contracts with the programs. These payments are recorded as customer drilling deposits at the time of receipt. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Our financing activities through private placements of interests in sponsored drilling partnerships during the last three years are summarized in the following table.

	Total Wells	Partnership
Drilling Partnerships:	Contracted	Contributions
Capital City Energy Fund XIV	35	$1,830,000
Capital City Energy Fund XVI	30	$1,211,310
Capital City Energy Fund XVII	10	$637,500

Total	75	3,678,810

Structure. Our drilling partnerships are structured to optimize tax advantages for private investors and share development costs, risks and returns proportionately.  Under our drilling program structure, proceeds from the private placement of interests in each investment partnership, are contributed to a separate joint venture or “program” that we form with that partnership to conduct operations.

Customers

We do not sell oil and gas production directly to any gas marketer but rather own fractional percentage of interest in a number of non-operated wells.

Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the United States and elsewhere competing for properties.  However, given our recent focus on wireline services, our main competitors are Schlumberger, Baker-Atlas, Weatherford, Halliburton, Superior Well Services, Inc., J-W Wireline, Inc. and Gray Wireline, Inc.  Many of our operating competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.

Regulation

General. The oil and gas business is subject to broad federal and state laws that are routinely under review for amendment or expansion. Various federal, state and local departments and agencies that administer these laws have issued extensive regulations that are binding on industry participants. Many of these laws and regulations, particularly those affecting the environment, have become more stringent in recent years, and some impose penalties for noncompliance, creating the risk of greater liability on a larger number of potentially responsible parties. The following overview of oil and gas industry regulation is summary in nature and is not intended to cover all regulatory matters that could affect our operations.

State Regulation. State statutes and regulations require permits for drilling operations and construction of gathering lines, as well as drilling bonds and reports on operations. These requirements often create delays in drilling and completing new wells and connecting completed wells. Ohio and other states in which we conduct operations also have statutes and regulations governing conservation matters. These include regulations affecting the size of drilling and spacing or proration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties. State conservation laws generally prohibit the venting or flaring of gas and impose requirements on the ratability of production. None of the existing statutes or regulations in states where we operate currently imposes restrictions on the production rates of our wells or the prices received for our production.

Federal Regulation. In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, the Company may be unable to predict the future cost or impact of complying with these laws and regulations. The Company considers the cost of environmental protection a necessary and manageable part of its business. The Company should be able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

The sale and transportation of natural gas in interstate commerce is subject to regulation under various federal laws administered by the FERC Historically, these laws included restrictions on the selling prices for specified categories of natural gas sold in first sales, both in interstate and intrastate commerce. While these restrictions were removed in 1993, enabling sales by producers of natural gas and crude oil to be made at market prices, federal legislation reinstituting price controls could be adopted in the future.

During the last decade, a series of initiatives were undertaken by FERC to remove various barriers and practices that historically limited producers from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. These regulations have had a profound influence on domestic natural gas markets, primarily by increasing access to pipelines, fostering the development of a large short term or spot market for gas and creating a regulatory framework designed to put gas sellers into more direct contractual relations with gas buyers. These changes in the federal regulatory environment have greatly increased the level of competition among suppliers. They have also added substantially to the complexity of marketing natural gas, prompting many producers to rely on highly specialized experts for the conduct of gas marketing operations.

Environmental Regulation. Participants in the oil and gas industry are subject to numerous federal, state and local laws and regulations designed to protect the environment, including comprehensive regulations governing the treatment, storage and disposal of hazardous wastes. Liability for some violations of these laws and regulations may be unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages on claims by the state or private parties. Under regulations adopted by the Environmental Protection Agency and similar state agencies, producers must prepare and implement spill prevention control and countermeasure plans to deal with the possible discharge of oil into navigable waters. State and local permits or approvals may also be needed for waste-water discharges and air pollutant emissions. Violations of environment regulations or permits can result in substantial liabilities, penalties and injunctive restraints.

We invest in non-operated wells with drilling and production activities which comply with all applicable environmental regulations, permits and lease conditions.  While we believe their operations conform to those conditions, we remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators of properties in which we own interests. In any of those events, we could be exposed to liability for clean-up costs or damages in excess of insurance coverage, and we could be required to remove improperly disposed waste, remediate property contamination or undertake plugging operations to prevent future contamination.

Oilfield Services and Well Services require licensing and compliance with various regulating bodies including the Bureau of Alcohol Tobacco Firearms and Explosives (“BATFE”), the Nuclear Regulatory Commission (“NRC”), Department of Environmental Protection (“DEP”), Department of Transportation (“DOT”), and various other state requirements.

Occupational Safety Regulations. We are subject to various federal and state laws and regulations intended to promote occupational health and safety. Although all of our wells are drilled by independent subcontractors under our drilling contracts, we have adopted environmental and safety policies and procedures designed to protect the safety of our own supervisory staff and to monitor all subcontracted operations for compliance with applicable regulatory requirements and lease conditions, including environmental and safety compliance. This program includes regular field inspections of our drill sites and producing wells by members of our operations staff and internal assessments of our compliance procedures. We consider the cost of compliance a manageable and necessary part of our business.

Avanti Energy Partners, LLC

The primary responsibility of Avanti is to be the Manager of Fund XVII, to locate, screen, evaluate and select the energy properties for this Fund and for strategic opportunities for the Company.  Avanti as an operator also acts in a principal capacity and utilizes strategic business relationships with oil and gas operators across the United States to generate investment opportunities. These relationships have strengthened over time due to synergies in the business goals of the Company.

In the third and fourth quarter of 2008, the Company, through Avanti, identified certain lands located in Medina, Ashland and Wayne Counties, Ohio which Avanti believed to have oil and gas production potential.  Avanti acquired certain oil and gas leases for the drilling and completion of oil and gas wells (known as “Homer Prospect I – Woody Prospect I” ) hereinafter, referred to as the “Project”).  The Homer Prospect I will consist of up to six (6) wells in Medina and Ashland Counties, Ohio drilled to the Clinton sandstone formation and Woody Prospect I will consist of up to three (3) wells in Wayne or Ashland County, Ohio drilled to the Berea sandstone formation for a total potential of nine (9) wells.

Through December 31, 2008, the Company, through Avanti, has raised $563,121 and another $150,000 in the First Quarter, 2009 from outside investors for participation in one of our drilling initiatives through private placements of interests in sponsored drilling partnerships. Net proceeds from these private placements have been and will be used to fund the investors’ share of drilling and completion costs under our joint venture drilling contracts.  This program offers investors a direct interest in the wells drilled in Homer Prospect I – Woody Prospect I.  Initially, Avanti agrees to sell and Participant hereby agrees to purchase a participation interest in an undivided working interest in the Project.  Avanti assumes all responsibility for and shall supervise all aspects of the drilling, operating and development of the wells and offers this service on a turn-key basis.  Then, upon successful completion, Avanti is the operator for all wells.  If the well does not produce, Avanti receives a fee of 10% of the costs to drill, complete and cap the unproductive well.  Thereafter, after reimbursing Avanti for the lease operating expenses, the production revenue is shared by Avanti and the investors.  Our drilling joint venture are structured to optimize tax advantages for private investors and share development costs, risks and returns proportionately, except for functional allocations of intangible drilling costs (IDC) to investors.

Eastern Well Services, LLC

Beginning in April, 2008, Eastern executed a consulting agreement to provide training services to Exploration Geophysics Proprietary Limited (“EGPL”) to assist EGPL to complete its exploration and development prospects in Botswana.  Eastern terminated this agreement with EGPL in October, 2008.

Employees

As of December 31, 2008, we had 42 full-time employees. Our staff includes professionals experienced in geology, petroleum engineering, land acquisition, finance, accounting and law.

Research and Development Activities

During each of the last two fiscal years, we have not spent any funds on research and development activities.

Taxation

Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

Availability of Information

We file annual, quarterly and current reports and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Item 1A.              RISK FACTORS

Not applicable to smaller reporting company.

Item 1B.              Unresolved Staff Comments

None.

Item 2.                 Properties

On May 14, 2008, we entered into a transaction to acquire a 35 acre parcel of unimproved land and 4,000 square foot garage.  Initially, structured as a lease from Daniel and Barb Coffee, the transaction was always intended to be a joint purchase of this parcel.  Presently, the Company is negotiating a subdivision of this parcel with the Coffees.

We currently lease 3,508 square feet of office space for our former corporate headquarters in Columbus, Ohio.  Our lease is for a period of 5 years at rates comparable to commercial rates in the area.  The Company has been exploring reducing its general overhead by consolidating operations and no longer requires the offices in Columbus, Ohio. All of the operations were shifted to the Company’s offices in North Canton, Ohio.

We lease an office of approximately 1,500 square feet in North Canton, Ohio, which is used for the Company’s headquarters and accounting office.  Hotwell has two leases, one from Sitesco, LLC, an entity owned by Joseph Sites, President of Hotwell and a director, for 12,000 square feet in Delmont, PA and one for 22,000 square feet in Clarksburg, West Virginia.

Item 3.                  Legal Proceedings

From time to time, the Company is party to various legal actions in the normal course of our business.  Management believes that the Company is not party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial condition, result of operations or cash flows.

Item 4.                 Submission of Matters to a Vote of Security Holders

On October 23, 2008, we held our annual meeting of stockholders at 10:00 a.m. at 8405 Pulsar Place, Columbus, Ohio 43240 for the purpose of electing directors and changing our audit firm.  As of our declared record date of September 19, 2008, there were 27,347,283 stockholders eligible to vote in these elections.

For Proposal No. 1, the re-election of the following directors, Timothy Crawford, James Bishop, Joseph Smith, Lee Robinson, David Tenwick and Daniel Coffee, was carried by all shareholders present, either in person or by proxy.  There were no dissenting votes and the directors were re-elected to serve until the next annual meeting of the stockholders.

For Proposal No. 2 – the ratification of the change of our auditing firm from Moore & Associates to GBH CPAs, PC, was carried by all shareholders present, either in person or by proxy.  There were no dissenting votes and the ratification was carried.

There was no other matter brought before the shareholders.

No further matters were submitted during the fourth quarter of the fiscal year ended December 31, 2008, to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Company Capital Structure

Our authorized capital stock consists of 90,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, par value $0.001 par value per share (of which 3,250,000 have been designated as Series A Preferred Stock). At December 31, 2008, there were 32,008,531740 shares of Common Stock issued and outstanding and 3,078,842 shares of Series A Preferred Stock issued and outstanding.  As of April 30, 2009, there were approximately 436 holders of shares of Common Stock and 269 holders of shares of Preferred Stock.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, CETG.  The following table sets forth the range of high and low closing bid prices for the common stock for the periods indicated since it commenced public trading on March 13, 2007.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

2008
Quarter Ended	High $	Low $
December 31, 2008	$2.75	$.85
September 30, 2008	$2.99	$1.85
June 30, 2008	$3.65	$2.10
March 31, 2008	$3.50	$.20
2007[1]
Quarter Ended	High $	Low $
December 31, 2007	$.20	$.20
September 30, 2007	$.20	$.20
June 31, 2007	$.20	$.20
March 31, 2007	$.50	$.50

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the near future. The payment of cash dividends in the future will be contingent upon our revenues, earnings, if any, capital requirements and general financial condition.  The Company issued shares of preferred stock to various individuals in 2007 when it acquired the assets of the seven (7) investment funds.  The Company’s Certificate of Incorporation establishes designations, rights and preferences for the Series A Preferred Stock, including a cumulative dividend of 10%.  The Company paid the dividend to the holders of the preferred stock for each quarter ended on June 30, 2008 and September 30, 2008. The Company suspended payments of preferred stock dividends for the fourth quarter, 2008 and does not anticipate declaring and paying a dividend in the near future.  In addition, we are a holding company and conduct all of our operations through our subsidiaries.  As a result, we rely on dividends and distributions to us from our subsidiaries.

Incentive Plan

The Company has adopted the Plan to attract, retain and motivate officers, directors, employees and independent contractors, and to further align their interests with those of the Company's shareholders, by providing for performance based benefits.  The Plan provides for the grant of stock options, restricted stock and other equity-based awards.  The Board has reserved 2,500,000 shares of Common Stock for issuance under the Plan.  To date, seven (7) directors were granted 125,000 options at $3.29 per share.  The granted options were subject to a one year cliff vesting period.  Only Messrs, Timothy W. Crawford, Coffee, Robinson and Smith continue to hold these options to date. All others were cancelled when the directors resigned.

Item 6.                  Selected Financial Data

This information is not required for a smaller reporting company.

Item 7.                  Management’s Discussion And Analysis and Plan Of Operation

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

1 Please note the predecessor of Capital City Energy Group, Inc., BabyDot, Inc., operated with a fiscal year ended October 31st.  Shortly, before merging with Capital City Energy Group, Inc., BabyDot, Inc. changed its fiscal year to a year ended on December 31st.

Overview

Our Company, through our subsidiaries, is an expanding energy company that has evolved from the design, management and sponsorship of the Funds to become a vertically integrated independent energy company building a portfolio of core areas which provide growth opportunities through grass-roots drilling, operating, service companies, acquisitions and fund management.  This business plan, the Triad, consists of the following three core divisions: Fund Management, Principal Investments and Strategic Acquisitions.  As discussed, this business plan is being streamlined to focus for the near future, on wireline and well completion services.

The Company restated its balance sheet as of December 31, 2007 to reflect the deferred income tax liability associated with the acquisition of certain Funds.  The restatement resulted in the increase of deferred tax liability by $1,934,923 and the decrease of retained earnings by $1,934,923.  Therefore, please refer to the 2007 financial statements included in this report for a full description of the effect of this change.

Summary of Our Plan

While we will continue to be opportunistic, the Company will focus all of its attention to executing on Hotwell’s business plan. This plan is to be the preferred provider of high end horizontal - well completion and wireline services.  While we have not abandoned our “Triad” business model, which consists of: Fund Management, Principal Investments and Strategic Acquisitions of energy related companies, we do not anticipate making any significant investment in any other area than the provision of wireline and well completion services.  More details of our business plan are found in the “Description of Our Company” portion of this Annual Report.

It is also our plan to abandon the operations for Eastern and significantly restrict Avanti’s activities to existing projects, managing Fund XVII and operating the wells in the Homer/Woody Project.

We do not currently have sufficient funding to implement all phases of our business plan for the next 12 months and do need to raise additional funding for this purpose.

Results Of Operations For The Three Months Ended December 31, 2008:

Revenues

On a consolidated basis oil and gas revenues increased to $2,350,387 and our net loss was $7,662,048 during the three month ended December 31, 2008, compared to oil and gas revenue of $842,377 and a net loss of $256,451 recorded during the same period for 2007.

Management revenues increase to $435,829 over the three months ended December 31, 2008, compared to $61,423 for same period in 2007.

Total net oil and gas production realized from principal investments was 4,198 barrels of oil and 27,340 thousand cubic feet (MCF) of natural gas for this quarter ended December 31, 2008.  The comparative data for the same period of 2007 was 6,986 barrels of oil and 39,981 thousand cubic feet (MCF) of natural gas.

Average commodity price realized on the principal investment portfolio production for the quarter ended December 31, 2008 was $87.13 per barrel of oil and $8.23 per thousand cubic feet (MCF) of natural gas. The comparative data for the same period of 2007 was $57.97 per barrel of oil and $5.76 per thousand cubic feet (MCF) of natural gas.

Lease Operating Expenses And Dry Hole Expense

For the quarter ended December 31, 2008, lease operating expenses (LOE) increased to $176,158 compared to $140,515 during the same quarter ended December 31, 2007 due to our direct ownership of the energy properties acquired in fourth quarter of 2007 from the Capital City Energy Funds, instead of just managing the Funds.

Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation And Depletion

Depreciation and depletion expenses totaled $1,506,722 for the quarter ended December 31, 2008, compared to $776,031 for the quarter ended December 31, 2007. This increase was expected due to the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII completed in the fourth quarter of 2007.

Selling, General And Administrative Expenses

For the three month period ending December 31, 2008, the general and administrative expenses totaled $1,666,049 which was an increase over expenses of $3,036 posted during the same time period in 2007.  The increase in operating expenses was driven by significant one-time costs as we continued to accelerate the execution of our Triad model business plan, the costs associated with the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII, the cost associated with the reverse merger in the first quarter of 2008, the one-time start-up expenses associated with the establishment of our North Canton accounting office and headquarters of Eastern Well Services in Burbank, Ohio, stock options granted to Directors and various stock incentive bonuses given to key employees.

Interest Expense

For this quarter ended December 31, 2008, interest expense of $80,012, up substantially from its level of $__________ recorded for the same quarter, 2007.  Interest in 2008 is attributed to the $1,500,000 participation financing arrangement being added in early 2008.

Income Tax Expense/Benefit

We had no income tax benefit for the three months ended December 31, 2008 as compared to an income tax expense of $163,960 for the same period in 2007.

Net Loss

Net loss for the three months ended December 31, 2008 was $7,662,048 compared to a net loss of $256,451 for the same period in 2007.

Liquidity And Capital Resources

As of December 31, 2008, we had total current assets of $1,387,659.  The current assets consisted mainly of cash in the amount of $438,766, prepaid expenses in the amount of $28,879 and accounts receivable and accrued revenues in the amount of $741,658.

Our total current liabilities as of December 31, 2008 were $5,401,151. The current liabilities consist of accounts payable and accrued expenses in the amount of $3,198,366, notes payable-current portion in the amount of $175,665 and $1,500,000 of debt related to a participating interest financing arrangement. In addition, we had $5,056,320 in stockholder’s equity as of December 31, 2008.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  Capital City has incurred cumulative operating losses through December 31, 2008 of $10,550,636 and had a working capital deficit of $9,185,220 at December 31, 2008.  Revenues during the three months ended December 31, 2008 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that Capital City can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking additional equity and/or debt financing from third parties. However Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  An acceleration of acquisitions or our planned investments in energy properties and continued expansion of our various divisions over the next twelve months may require additional expenditures. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. An initial equity financing could result in significant dilution to our shareholders.

Results Of Operations For The Year Ended December 31, 2008:

Revenues

On a consolidated basis oil and gas revenues decreased to $2,350,387 and our net loss was $9,185,220 during the year ended December 31, 2008, compared to oil and gas revenue of $2,677,086 and a net loss of $187,601 recorded during the same period ended on December 31, 2007.

Management revenues increased to $733,403 during 2008 due the Capital City Energy Funds, the acquisition of Eastern and Avanti compared to $223,615 for same period in 2007.

Total net oil and gas production realized from principal investments was 23,341 barrels of oil and 23,341 thousand cubic feet (MCF) of natural gas for 2008.  The comparative data for the same period of 2007 was 6,986 barrels of oil and 39,981 thousand cubic feet (MCF) of natural gas.

Average commodity price realized on the principal investment portfolio production for 2008 was $98.27 per barrel of oil and $8.42 per thousand cubic feet (MCF) of natural gas. The comparative data for the same period of 2007 was $57.97 per barrel of oil and $5.76 per thousand cubic feet (MCF) of natural gas.

Lease Operating Expenses And Dry Hole Expense

For the year ended December 31, 2008, lease operating expenses (LOE) increased to $750,515 compared to $548,452 during 2007 due to our direct ownership of the energy properties acquired in fourth quarter of 2007 from the Capital City Energy Funds, instead of just managing the Funds.

Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation And Depletion

Depreciation and depletion expenses totaled $2,109,918 for the year ended December 31, 2008, above the results for 2007 of $776,031. This increase was expected due to the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII completed in the fourth quarter of 2007.

Selling, General And Administrative Expenses

For the year ended December 31, 2008, the general and administrative expenses totaled $4,291,272 which was an increase over expenses of $842,558 posted during the same time period in 2007.  The increase in operating expenses was driven by significant one-time costs as we continued to accelerate the execution of our Triad model business plan, the costs associated with the $11,700,000 acquisition of the oil and gas properties owned by Capital City Energy Funds V through XII, the cost associated with the reverse merger in the first quarter of 2008, the one-time start-up expenses associated with the establishment of our North Canton accounting office and headquarters of Eastern Well Services in Burbank, Ohio, stock options granted to Directors and various stock incentive bonuses given to key employees.

Interest Expense

Interest expense of $258,516 for the year ended December 31, 2008 was down from its level of $482,789 recorded for the first nine months of 2007.  Interest in 2008 is attributed to the $1,500,000 participation financing arrangement added in early 2008.

Income Tax Expense/Benefit

We had an income tax benefit of $163,960 for the year ended December 31, 2008.  For the year ended December 31, 2007, the Company had an income tax expense of $2,098,885.

Net Loss

Net loss for the year ended December 31, 2008 was $9,185,220 compared to a net loss of $1,747,322 for the same period in 2007.

Liquidity And Capital Resources

As of December 31, 2008, we had total current assets of $1,387,659. The current assets consisted mainly of cash in the amount of $438,766, prepaid expenses in the amount of $28,879 and accounts receivable and accrued revenues in the amount of $741,658.

Our total current liabilities as of December 31, 2008 were $5,401,152. The current liabilities consist of accounts payable and accrued expenses in the amount of $3,198,366, notes payable-current portion in the amount of $175,665 and $1,500,000 of debt related to a participating interest financing arrangement. In addition, we had $5,056,320 in stockholder’s equity as of December 31, 2008.

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

Going Concern

Capital City requires additional financing to grow its business and fund its operations.  The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Capital City has incurred cumulative operating losses through December 31, 2008 of $10,550,636 and had a net loss of $9,185,220 at December 31, 2008.  Revenues during the year ended December 31, 2008 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations. The Company continues to analyze its monthly cost structure to reduce the overall cash expenditures until additional capital is raised or cash flows from operations are generated. There can be no assurance that Capital City can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future. Capital City is in the process of raising additional capital through a related party private fund management company.

Cash Flow From Operating Activities

For the year ended December 31, 2008, net cash used in operating activities was $1,379,502 versus net cash provided by operating activities of $1,632,046 for the same twelve-month period ended December 31, 2007.

Cash Flow From Investing Activities

For the year ended December 31, 2008, net cash used in  investing activities was $3,701,368 primarily attributed to our lease acquisition and continued rework program. For the year ended December 31, 2007, net cash provided by investing was $146,035. Our investing activities were funded from the use of cash from operations and financing.

Cash Flow From Financing Activities

For the year ended December 31, 2008, net cash provided in financing activities was $2,560,181 versus net cash used in financing activities of $1,957,729 for the same period ended December 31, 2007.  Financing activities principally consisted of $678,751 proceeds from sale of common stock and exercise of warrants $1,500,000 of proceeds related to our participation interest financing.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Management Changes

Key management positions were filled in late 2007; however, throughout 2008 and during the first few months of 2009, the Company has streamlined its management personnel to best fit its short and long term objectives:

•
 Joseph Sites was hired on December 31, 2008 to continue to serve in his capacity as the President of  the acquired Hotwell operations and the Executive Vice-President of the Company.  Additionally, Mr. Sites joined the Board of Directors.

•	On March 6, 2009, Timothy W. Crawford, as the Company reduced its operations in the First Quarter, resigned on March 5, 2009. Additionally, Mr. Crawford resigned as Chairman on April 15, 2009.

•	On May 12, 2009, Daniel Coffee resigned as the Chief Operating Officer, President, Principal Executive Officer and Director.

•
 Doug Crawford joined the Company in September, 2008 as the Chief Accounting Officer and Controller. In early 2009, he became the Chief Financial Officer. Finally, in May, 2009, Mr. Doug Crawford was selected to fill a vacancy on the Board.

Our new management team is executing on the Business Plan of the Company by focusing on Hotwell.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Revenue Recognition

The Company recognizes income from the management of energy funds and also from the sale of oil and gas production from the managed energy funds and from investments it makes for its own account.

Revenues from the management of energy funds are recognized when the services are performed. Intercompany revenues are eliminated in the consolidation.

Revenues from the production of natural gas and oil properties in which the Combined Companies have an interest are based on the respective Company’s net working interests.  These revenues are recorded when the gas or oil passes to the purchasers.

Accounts Receivable

The majority of the accounts receivable is comprised of oil and gas revenues related to production which took place on or prior to the end of accounting periods, payment for which was not received prior to the end of the year. Accounts receivable include the Company’s share of income from the managed energy funds and from investments the Company made on it own behalf.

The Company’s receives distributions from the Funds based partially on the amount of its oil and gas revenues, net of lease operating expenses and applicable severance taxes. Part of the management services provided to the Funds by the Company is to review the purchasers credit worthiness prior of all oil and gas purchasers prior to executing division orders for the sale of hydrocarbons. Receivables are generally due in 30 to 60 days. When collections of specific amounts due are no longer reasonably assured, an allowance for doubtful accounts is established.

Oil and Gas Properties

In accordance with Statement of Financial Accounting Standard (SFAS) No. 69, the Company follows the successful efforts method of accounting for its oil and gas activities.  Accordingly, the cost associated with developmental oil and gas properties are capitalized and recovered using units of production cost depletion method.  Exploratory cost, including the cost of exploratory dry holes and related geological and geophysical cost are charged as current expense.  In instances where the status of a well is indeterminable at the end of the year, it is the Company’s practice to capitalize these costs as oil and gas properties, until such time as the outcome of drilling becomes known to the Company. Wells cannot remain in a status of indeterminable for a period greater than twelve months.

Impairment of Long Lived Assets and the Disposal of Long Lived Assets

The Financial Accounting Standards issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets, in August, 2001.  SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.  The Company’s primary long-lived asset is oil and gas properties, proven and unproven. The Company’s position is to test for potential impairment annual or whenever circumstances indicate a significant change of value may have occurred,  For developed properties the Company groups properties by operator; for undeveloped properties, the Company test on a field level basis.

The Company has recognized an expense from impairment of our reserves of $5,095,085, due to a significant drop in commodity prices by the end of 2008.

Stock-based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

During 2008, the Company has issued stock options to its Board of Directors as discussed in further detail in Note 9 to the consolidated financial statements.

Subsequent Events

Since the completion of fiscal year ended on December 31, 2008, the Company has undergone significant changes which has forced the Company to refocus its business on the Hotwell division.  The Chief Executive Officer, Timothy W. Crawford, resigned on March 5, 2009.  The Company’s Chief Operating Officer, President and Principal Executive Officer, Daniel Coffee resigned on May 12, 2009.  Each of Mr. Crawford,  David Tenwick and James Bishop each resigned from the Board of Directors (“Board”) on April 15, 2009, February 2, 2009, and May 4, 2009, respectively  On May 12, 2009, Dan Coffee, resigned as Chief Operating Officer, Principal Executive Officer, President and as a Director of Capital City.  Mr. Coffee had been a member of the Operating, Nominating and Reserves Committees of the Board.  In his letter of resignation, Mr. Coffee indicated that he was resigning due to a fundamental difference of opinion between the Board and Mr. Coffee about the business direction to be taken by, and the financial management of, the Company.   On May 7, 2009, the Company added Doug Crawford, its Chief Financial Officer to the Board, such that the Board consisted on such date of Joseph Sites, Joseph Smith, Lee Robinson and Doug Crawford.

As part of an intended  recapitalization plan, the Company intends to name Joseph Sites, its Chief Executive Officer and begin the process of identifying independent individuals to serve on the Board.  Doug Crawford will remain the Company’s Chief Financial Officer.

Since December, 2008, the Company has experienced a significant decline in its revenues from its inventory of fractional interests in oil and gas wells.  Likewise, while Hotwell has shown steady growth of its revenue, the total revenues have not been sufficient to pay the ongoing operating costs of the Company.  Throughout the first (1st) Quarter, 2009, the Company has been operating in a capital deficient environment, which has further weakened its competitive position and diminished Hotwell’s ability to compete in the burgeoning Marcellus Shale play of the Appalachian Basin.  The Company found it difficult to pay its bills as they became due.  The Company began to undertake discussions with key creditors, structuring payment plans.

One such payment plan was entered into on April 13 with ASEP USA, Inc., Hotwell’s equipment lessor.  Under an amendment to the Master Lease Agreements for three trucks entered into by Hotwell and ASEP in 2008. The amendment requires Hotwell to make total payments of $1,007,000 to ASEP on April 13, 2009, May 1, 2009, and June 1, 2009.  In conjunction with the amendment to the Master Lease Agreements, the Company was required to also enter into a Purchase Agreement for an additional truck for $547,000.  Immediately upon full payment to ASEP, Hotwell will own six (6) wireline trucks, free and clear of any liens.

During the 1st Quarter, 2009, Management, with the Board, began to cut costs and overhead.  Initially, overall headcount of the Company was reduced from 45 to 35.  The office in Columbus is being closed, with operations moved to the North Canton, Ohio office.  Finally, all unnecessary expenditures were eliminated.  The operating expenses of the Company have been significantly reduced and the Company should benefit fully from the cost cutting measures beginning in the second quarter of 2009.

The Company needs capital to finance its ongoing operations.  Initially, to address the capital needs, on March 27, 2009, Hotwell and the Company entered into an Accounts Receivable Financing Agreement with Crestmark Commercial Capital Lending, LLC, which provided up to $1.0 million of financing, secured by the accounts receivable of Hotwell and all of the other assets of the Company and Hotwell.

In March, 2009, the Company hired Wright Capital and paid a $25,000 retainer to seek and obtain the necessary capital for the business.

Beginning in April, 2009, the Company structured a senior secured financing, using the inventory of fractional interests as collateral.  The Company entered into a placement agreement with Capital City Securities, LLC. (“CCS”), a FINRA broker-dealer and an affiliate of the  Company’s major shareholders and Joseph Smith, a member of our Board.  This financing calls for the Company to pay the noteholders 14% interest and pay CCS a 10% fee for all monies raised under this financing.  To date, the Company has received $275,000 from this loan facility.

On May 5, 2009, the Board approved a plan of recapitalization and financing sponsored by Meridian Capital Ventures, LLC (“Meridian”).  The $3.0 million secured financing will be provided by Brin Investments, LLC (“Brin”), which will be secured by the assets of Hotwell and the inventory of fractional interests in oil and gas wells.  In order to obtain the financing commitment, which is still subject to due diligence, the Company had to pay an expense retainer to Brin of $30,000.

The Brin Financing is dependent on the Company to enter into a plan of recapitalization proposed by Meridian (the “Plan”).  The Plan calls for the Company to approve:

•         a 1 for 10 reverse stock split;

•         dispose of Eastern;

•         elect Joseph Sites as Chief Executive Officer;

•         use commercially reasonable efforts to convert the preferred shareholders to common shareholders;

•         enter into a management contract with Meridian, which pays Meridian a management fee of $30,000 per month and issuing a warrant to Meridian for 2.5 million shares of common stock;

•         amend the Company’s Omnibus Incentive Plan, authorizing up to 2.5 million shares thereunder;

•         granting Meridian the right to invest a minimum of $1.5 million dollars by purchasing common stock at the then prevailing market price.

The Plan will be subject to shareholder vote and will be more fully described in the Proxy to be filed no later than June 30, 2009.

Recent Accounting Pronouncements

In December, 2007, the FASB issued SFAS 160, “Non-controlling interests in Consolidated Financial Statements – an amendment of ARB No. 51  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have an impact on the Company’s financial statements.

In February, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur.  SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position.  Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.  The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

Director or Officer Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company:  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Meetings of Our Board of Directors

Our Board held their first meeting on April 3, 2008 and continued to meet once a month throughout 2008.  In addition to regularly scheduled monthly meetings, our Board of Directors acted by unanimous consent on various matters.

Committees of the Board

We have several committees of the Board.  During the October, 2008 meeting, the Board selected Mr. James Bishop, Chair (since resigned), Mr. David Tenwick (since resigned) and Mr. Joseph Smith to perform the functions of an audit committee, but no written charter governed the actions of such committee of the Board when performing the functions of what would generally be performed by an audit committee.  Presently, the audit committee is comprised of Mr. Robinson and Mr. Smith and the Company is seeking qualified candidates to fill the vacancies left after the resignations of Messrs. Coffee, Crawford, Bishop and Tenwick.

The audit committee assisted management in the hiring of our current independent certified public accountants to audit our 2008 financial statements.  The audit committee of the Board meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the audit committee of the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process.  We believe that our size and the size of our Board, at this time, do not require a separate nominating committee.  As provided in the Bylaws, the Board has the authority to expand the number of directors and fill the newly created seats on the Board without shareholder vote.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;

•	Our needs with respect to the particular talents and experience of our directors;

•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	The reputation and integrity of any nominee;

•	The experience of any nominee in the oil and gas industry;

•	The experience of any nominee in political affairs;

•	The experience of any nominee with accounting rules and practices; and

•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not have a formal policy regarding any nominees proposed by the shareholders.  Shareholders may submit a nominee proposal to the Board by sending such proposal in writing to the Board at the executive offices of the Company, and the Board will consider such nominee in the same manner in which it would consider a nominee identified as described above.

In addition to the audit committee, the Company has established an executive committee, consisting of Mr. Robinson and Mr. Smith.  The executive committee adopted a charter on March 3, 2009, in a special meeting called for this specific purpose.  Generally, the executive committee, to the extent permitted by law and provided in the resolution of the Board shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Company.  The desired purpose of the executive committee was to closely manage the financial affairs of the Company during a transition period following the resignation of its Chief Executive Officer, Mr. Timothy W. Crawford.

In addition to these committees, the Company has compensation, reserves and operating committees.  Presently, the entire Board sits on each of these committees to perform the functions of such committees, but no written charter governed the actions of such committees of the Board when performing the functions of what would generally be performed by that committee.

Indemnification of Directors and Officers

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our Bylaws.

Under the governing Nevada statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not contain any limiting language regarding director immunity from liability. Excepted from this immunity are:

1.	a willful failure to deal fairly with the company or its shareholders in connection with a matter in which the director has a material conflict of interest;

2.	a violation of criminal law (unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful);

3.	a transaction from which the director derived an improper personal profit; and

4.	willful misconduct.

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless:

1.	such indemnification is expressly required to be made by law;

2.	the proceeding was authorized by our Board of Directors;

3.	such indemnification is provided by us, in our sole discretion, pursuant to the powers vested us under Nevada law; or

4.	such indemnification is required to be made pursuant to the Bylaws.

Our Bylaws provide that we will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer, of the company, or is or was serving at the request of the company as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under our Bylaws or otherwise.

Our Bylaws provide that no advance shall be made by us to an officer of the company, except by reason of the fact that such officer is or was a director of the company in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of the company.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk

This information is not required for a smaller reporting company.

Item 8.                  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Capital City Energy Group, inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Item 307 of Regulation S-K, based on management's evaluation, with the participation of our Chief Executive Officer and Chief Accounting Officer, as of the end of the period covered by this report, our Company has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements included in this report have been prepared in accordance with U.S. GAAP and reflect management’s judgments and estimates on the effect of the reported events and transactions.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2008, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established under Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of their assessment with the audit committee of our Board.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure the maintenance of an effective internal control environment. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.               Other Information

None.

PART III

Item 10.                Directors, Executive Officers, and Corporate Governance of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the members of our Board of Directors and our executive officers and other significant employees. All of our officers and directors were appointed on the effective date of the Merger. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the Board of Directors.

Name	Age	Office(s) Held
Joe Sites	32	Executive Vice President, President – Hotwell Services, Inc., Director
Doug Crawford	46	Chief Financial Officer, Director
Joseph Smith	50	Director
Lee A. Robinson	44	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Joseph Sites, Executive Vice President joined the firm on December 31, 2008 as part of the acquisition of Hotwell. He is also the founder and President of Hotwell Services, Inc. Prior to Hotwell, Mr. Sites was the Business Development Manager for J-W Wireline, an $80 Million, 200+ employee logging and perforating wireline business. While at J-W Wireline, Mr. Sites’ responsibilities included successful implementation of growth and management for the entire wireline division. During this time Mr. Sites directly expanded their entire operation from 30 to 60+ wireline units making them one of the fastest growing US based wireline company in 2007.  From 2000 to 2006 Mr. Sites served a multitude of operational roles including Operations Manager for Schlumberger (A $23 Billion, 84,000 employee oilfield services company) in the Barnett Shale. Mr. Sites created quality control measures which were implemented on worldwide basis. He was also honored for superior operational execution and safety. Also with Schlumberger, Mr. Sites served as Service Quality Manager for Mexico Offshore Operations, developing successful training, calibration standards, quality control and explosives disarming procedures. Mr. Sites holds a BS, with honors, in Chemical Engineering from The University of Pittsburgh.

Doug Crawford joined the Company in September, 2008 as Chief Accounting Officer and quickly moved into the role of Chief Financial Officer.  Mr. Crawford oversees all accounting functions in the North Canton, Ohio office.  Prior to joining Capital City Energy Group Mr. Crawford was a partner at a startup software company called Imadex, a division of Ports Petroleum Co. Inc. which provided document imaging solutions to small and mid-sized businesses.  From 1995 to 2004 Mr. Crawford was the Chief Financial Officer for Ports Petroleum Co. Inc., located in Wooster, Ohio, a $750 million wholesaler and retailer of petroleum products with more than 80 locations in 15 states and wholesale clients in 20 states.  While at Ports Petroleum, Mr. Crawford directed all aspects of corporate finance, including financial strategies, accounts payable/receivable, payroll, HR, general ledger, monthly reporting, IT and tax functions. Mr. Crawford also secured external financing, managed auditing, legal, insurance, and corporate investments.  Mr. Crawford received his Bachelor of Business Administration in Accounting from Kent State University.

Joseph A. Smith became a director in March, 2008.  From 2003 to present, he served as the Managing Director and Head of Investment Banking of Capital City Partners, LLC (a stockholder of the Company) and its affiliates, a regional diversified financial services firm, located in Columbus, Ohio and Miami, Florida. In addition to his investment banking duties, he became a member of CCSSM Partners LLC (a stockholder of the company) in 2006 and is the Manager of the SIG Real Property Fund LLC, a Florida real estate fund and the Opportunity Fund LLC, a private equity fund.  Prior to Capital City Partners LLC, from 2002 to 2003, Mr. Smith was Senior Vice President of Investment Banking for vFinance Investments, Inc. which specialized in financing small-cap/micro-cap public companies. From 2001-2002, Mr. Smith was a Senior Vice President at William R. Hough & Co, Florida’s oldest municipal bond underwriting firm. From 1990 to 2001, Mr. Smith served as a principal and Managing Director of First Equity Corporation of Florida, one of South Florida’s oldest local brokerage firms.  From 1987 to 1990, Mr. Smith served as a Vice President of Lehman Brothers. Mr. Smith began his career with Merrill Lynch in 1982 and held various positions there until 1987. At Merrill Lynch, where he was responsible for the management of portfolios consisting of public and private companies with assets in excess of $100 million.

Lee A. Robinson was appointed to the Board of Directors in May 2008. He has diverse and valuable experience in many facets of the oil and natural gas industry, working throughout Appalachia, in the Gulf of Mexico and in New Mexico. In 1989, Mr. Robinson became a field engineer with Dowell Schlumberger providing on-site supervision of oil field cementing and completion services throughout much of the Appalachian Basin. In 1989, he joined Columbia Gas Transmission, a subsidiary of the Columbia Energy Group and one of the largest interstate natural gas pipeline companies in the United States.  During his tenure with Columbia Gas Transmission, he was responsible for computer modeling of the pipeline system, operational and strategic planning, analysis and divestiture of underperforming assets, and often served as an expert witness for the company.  In 1998, he was recruited by a sister company, Columbia Natural Resources, to lead its land operations group as it sought to grow its leasehold position and dramatically expand its drilling program to 250 wells annually. Then, in 2000, the Columbia Energy Group was acquired by NiSource. Shortly thereafter, Mr. Robinson chose to leave the company and join a number of other former members of Columbia Natural Resources' senior management team in the formation of a new E&P company named Triana Energy. With Mr. Robinson's help and guidance as Director of Land Operations, this new company quickly acquired leasehold rights to hundreds of thousands of acres, formed strategic joint venture partnerships with several other producers, and became the most highly respected deep exploration company in the eastern United States.  Mr. Robinson holds a Bachelor of Science degree in Petroleum Engineering from Marietta College. He is a member of the Society of Petroleum Engineers, the American Association of Professional Landmen and the Independent Oil and Gas Association of New York. He has also served on the Industry Advisory Committee for the Department of Petroleum Engineering and Geology at Marietta College and on the Producer Advocacy Group for the Petroleum Technology Transfer Council.

Directors and Officers

Our Bylaws authorize no less than one (1) and no more than thirteen (13) directors.  We currently have four directors on the Board.  Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until such director resigns.  Our officers are appointed by our Board and hold office until removed by the Board.

FAMILY RELATIONSHIPS

None.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to all officers which is included in this report as an exhibit hereto. The Company has posted such Code of Ethics on its website, which can be found at www.capcityenergy.com. Any person may, without charge, request a copy of such Code of Ethics by contacting the Company at 614-310-1620 or by email at info@capcityenergy.com.

The Board of Directors does not have a standing nominating committee, compensation committee or any committees performing similar functions. As there are only four Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the nomination and review of potential Director candidates and for the review of the Company’s executive pay practices. Accordingly, Messrs. Sites, Smith, Robinson and Doug Crawford all participate in the nominating process, in the review of executive employment contracts and in review of the Company’s executive compensation practices. It is the view of the Board that the participation of all Directors in the duties of nominating and compensation committees ensures not only as comprehensive as possible a review of Director candidates and executive compensation, but also that the views of independent, employee, and shareholder Directors are considered.

The Board does not have any formal policy regarding the consideration of director candidates recommended by shareholders; any recommendation would be considered on an individual basis. The Board believes this is appropriate due to the lack of such recommendations made in the past, and its ability to consider the establishment of such a policy in the event of an increase of such recommendations. The Board welcomes properly submitted recommendations from shareholders and would evaluate shareholder nominees in the same manner that it evaluates a candidate recommended by other means. Shareholders may submit candidate recommendations by mail to CAPITAL CITY ENERGY GROUP, INC., 1611 North Main St., Ste. A, North Canton, OH  44720.  With respect to the evaluation of director nominee candidates, the Board has no formal requirements or minimum standards for the individuals that it nominates. Rather, the Board considers each candidate on his or her own merits. However, in evaluating candidates, there are a number of factors that the Board generally views as relevant and is likely to consider, including the candidate’s professional experience, his or her understanding of the business issues affecting the Company, his or her experience in facing issues generally of the level of sophistication that the Company faces, and his or her integrity and reputation. With respect to the identification of nominee candidates, the Board has not developed a formalized process. Instead, its members and the Company’s senior management have recommended candidates whom they are aware of personally or by reputation.

The Company’s Audit Committee consists of Messrs. Robinson and Smith, each of whom has an understanding of finance and accounting and is able to read and understand fundamental financial statements. Audit Committee members are appointed by the full Board.  The functions of the Audit Committee are to review the Company’s internal controls, accounting policies and financial reporting practices; to review the financial statements, the arrangements for and scope of the independent audit, as well as the results of the audit engagement; to review the services and fees of the independent auditors, including pre-approval of non-audit services, the auditors’ independence; and recommend to the Board of Directors for its approval and for ratification by the shareholders the engagement of the independent auditors to serve the following year in examining the accounts of the Company. Mr. Bishop and Mr. Smith, each members of the Audit Committee, are “financial experts,” as defined in Regulation S-K. The Board examined the qualifications of its Audit Committee members and determined that the present members of the Audit Committee were sufficiently capable of performing the duties of the Audit Committee in 2008.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2008, other than the filings listed below, all other Section 16(a) filing requirements applicable to its officers, Directors and 10% shareholders were timely met.

Item 11.               Executive Compensation

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Stock/Option Awards (7)	All other Comp. (8)	Total

Joseph Sites, Executive Vice President, President of Hotwell(1)	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Doug Crawford, CFO Chief Accounting Officer and Controller (2)	2008 2007	$33,846 $0	$0 $0	$0 $0	$3,329 $0	$37,175 $0

Timothy W. Crawford, former CEO and Chairman(3)	2008 2007	$182,942 $ 29,032	$0 $0	$435,250 $0	$8,369 $0	$626,561 $ 29,032

Daniel Coffee, former COO, President and Director(4)	2008 2007	$150,000 $ 18,750	$0 $0	$429,750 $0	$4,487 $0	$584,237 $0

Keith J. Kauffman, President, former Secretary and Director (5)	2008 2007	$101,230 $150,000	$0 $0	$424,250 $0	$0 $0	$525,480 $150,000

David Beule, former Chief Finalcial Officer and Director (6)	2008 2007	$ 5,000 $ 0	$0 $0	$424,250 $0	$0 $0	$429,250 $ 0

NOTES TO SUMMARY COMPENSATION TABLE

(1)
The Company and Mr. Sites entered into an Employment and Option Agreement on December 31, 2008 (the “Effective Date”). The Employment Agreement, which is at-will, terminates on December 31, 2010 (the “Term”); provided, however, that after the first anniversary of the Effective Date, the Term automatically extends on a daily basis (the “Renewal Date”) such that the Term terminates one (1) year from such Renewal Date, unless terminated earlier for cause. During the Term of the Employment Agreement, Sites’ annual base salary will be $240,000, (the “Base Salary”), plus, a performance bonus as more fully described below, payable in options to acquire stock in Capital City and a discretionary bonus as determined by the Board. During the Term of the Employee Agreement, Sites shall be entitled to participate in all other benefits, perquisites, vacation days, benefit plans or programs of the Capital City which are available generally to office employees and other executives of the Capital City in accordance with the terms of such plans, benefits or programs, including the provision of an automobile at the Company’s expense. In addition to the Base Salary, discretionary bonus and other benefits, Sites will also be granted on an annual basis performance options to purchase common stock of Capital City in the event that the Surviving Corporation attains net income before taxes for the calendar years of the Surviving Corporation during the Term, with the number of options to be granted each year equal to five percent (5%) of the Surviving Corporation’s actual net income before taxes divided by the closing price of the Capital City’s common stock on December 31 of each year during the Term in which the Surviving Corporation has net income (the “Performance Options”). The Performance Options, if issued, will be substantially similar to the Employee Option but will vest immediately upon issuance and will have exercise prices equal to the closing price of Capital City’s common stock on December 31 of the year in which the Performance Option was earned. The maximum amount of performance options to be issued annually will be limited to the Surviving Corporation’s first $100,000,000 of net income (meaning Sites’ portion will be options in the amount of $5,000,000). The issuance of Performance Options will be on an annual basis, and is subject to Sites being employed by Capital City or the Surviving Corporation on December 31 of the year in which the Performance Option is earned. The determination of the Surviving Corporation’s actual net income before taxes will be based on the audited financial statements of Capital City and its subsidiaries. In the event Sites' employment is terminated without cause (or for "good reason" (as defined in the Employment Agreement) by Sites), Sites is entitled to severance equal to six (6) months' base salary.

(2)	Doug Crawford began employment with the Company on September 8, 2008.

(3)
Mr. Crawford resigned as Chief Executive Officer on March 6, 2009. He also resigned as a director on April 15, 2009.  Payments in 2008 included consulting fees paid to CCSSM Partners, LLC.  Stock Option Awards listed above are for Mr. Crawford in his capacity as a Director.  As of the date of this filing, these options  have vested.  Also included in Stock Option Awards was the value of all shares issued to Mr. Crawford in compensation for attendance at Director’s Meetings.

(4)
Mr. Coffee resigned on May 12, 2009.  Stock Option Awards listed above are for Mr. Coffee in his capacity as a Director.  As of the date of this filing, these options  have vested.  Also included in Stock Option Awards was the value of all shares issued to Mr. Coffee in compensation for attendance at Director’s Meetings.

(5)
Mr. Kauffman resigned on August 18, 2008.  Stock Option Awards listed above are for Mr. Kauffman in his capacity as a Director.  As of the date of this filing, these options  have vested.  Also included in Stock Option Awards was the value of all shares issued to Mr. Kauffman in compensation for attendance at Director’s Meetings.  The Stock Options awarded Mr. Kauffman were not vested at the time of his resignation, and were forfeited.

(6)
Mr. Beule resigned on September 5, 2008.  Stock Option Awards listed above are for Mr. Beule in his capacity as a Director.  As of the date of this filing, these options  have vested.  Also included in Stock Option Awards was the value of all shares issued to Mr. Beule in compensation for attendance at Director’s Meetings.  The Stock Options awarded Mr. Beule were not vested at the time of his resignation, and were forfeited.

(7)	Includes value of stock option granted to the executive (or former executive) in his capacity as a director of the Company.
(8)	Value of leased vehicles provided the executive during his employment.

Outstanding Equity Awards At Fiscal Year-End
	Stock Awards
Name	Number of Shares or Options That Have Not Vested	Market Value of Shares or Unites of Stock That Have Not Vested
Joseph Sites	920,000

Director Compensation
Name	Fees Earned or Paid in Cash (1)
Timothy W. Crawford (resigned)	$ 435,250
Daniel Coffee (resigned)	$429,750
Joseph Smith	$ 435,250
James Bishop (resigned)	$ 328,000
Lee Robinson	$ 331,500
David Tenwick (resigned)	$ 320,500

(1)  Each director received a stock option grant of 125,000 shares upon election to the board.  Options were subject to a one year cliff vesting period as of December 31, 2008, only Messrs. Crawford, Coffee, Smith, Bishop, Robinson and Tenwick held such options.  Also, directors were paid for attendance at each meeting at a rate of $ 1,500 for each telephonic meeting and $ 5,000 for each in person meeting.  The amounts listed above included such fees paid in stock valued as of the closing price of the stock as of the date of each meeting.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides certain information, as of December 31, 2008, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan

Plan Category	Number of Securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	2,500,000	$ 3.29	2,000,000

Equity plans not approved by security holders (1)	0	0	0

Total	2,500,000	$ 3.29	2,000,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to the beneficial ownership of the Common Stock and Series A Preferred Stock as of the effective date of the Merger by (1) all persons who beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our capital stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 32,008,531 shares of Common Stock outstanding determined as of April 30, 2009.

Name and address of Beneficial Owner [1]	Common Stock Beneficial Ownership[2]	Percent
Timothy W. Crawford[3]	3,071,176	10%
Keith J. Kauffman[4]	21,148	*
Daniel R. Coffee[5]	335,837	1%

Joseph A. Smith[7]	1,996,438	6%
Dave Beule[10]	4,691	*

David Tenwick[11]	3,544	*
James Bishop[12]	56,703	*
Lee Robinson[13]	56,703	*
All Officers and Directors as a Group (8 persons)	5,230,221	16%

Other 5% owners
Michael J. McKenzie[8]	2,987,031	9%
Gary T. Sturtz[9]	2,910,818	9%
Todd E. Crawford[6]	3,550,819	11%

* Less than 1%

1.           Unless otherwise indicated, the business address for each of the individuals is 8351 North High Street, Suite 101, Columbus, Ohio 43235.

2.           May include shares of Common Stock, shares of our Series A Preferred Stock (which is currently convertible on a 1:1 basis into Common Stock) and warrants that are currently exercisable into Common Stock.

3.           Mr. Crawford was our Chief Executive Officer and Chairman of the Board.  Includes (a) 516,667 shares of common stock held by The Energy Acquisition Group, LLC, which shares represent Mr. Crawford’s pecuniary ownership in such entity, (b) 1,646,530 shares of common stock held by CCSSM Partners, LLC, which shares represent Mr. Crawford’s pecuniary ownership in such entity, (c) 128,434 shares of common stock held by The Opportunity Fund, LLC, which shares represent Mr. Crawford’s pecuniary ownership in such entity, (d) 212,148 shares of common stock issuable upon exercise of warrants held by The Opportunity Fund, LLC, which shares represent Mr. Crawford’s pecuniary ownership in such entity, (e) 4,860 shares of common stock owned by Mr. Crawford’s spouse, and  (f) 4,934 shares of Series A Preferred Stock owned by Mr. Crawford’s spouse.

4.           Mr. Coffee was our Chief Operating Officer and a director.  Includes 258,333 shares of common stock held by The Energy Acquisition Group, LLC, which shares represent Mr. Coffee’s pecuniary ownership in such entity.

5.           Mr. Crawford was a director.  Includes (a) 516,667 shares of common stock held by The Energy Acquisition Group, LLC, which shares represent Mr. Crawford’s pecuniary ownership in such entity, (b)  shares of common stock held by CCSSM Partners, LLC, which shares represent Mr. Crawford’s pecuniary ownership in such entity, (c) 642,168 shares of common stock held by The Opportunity Fund, LLC, which shares represent Mr. Crawford’s pecuniary ownership in such entity, (d) 212,148 shares of common stock issuable upon exercise of warrants held by The Opportunity Fund, LLC, which shares represent Mr. Crawford’s pecuniary ownership in such entity, and (e) 174 shares of Series A Preferred Stock owned by Mr. Crawford.  Mr. Crawford’s business address is 1335 Dublin Road, Suite 122D, Columbus, Ohio 43235.

6.           Mr. Smith is a director.  Includes (a) 516,667 shares of common stock held by The Energy Acquisition Group, LLC, which shares represent Mr. Smith’s pecuniary ownership in such entity, (b) 789,182 shares of common stock held by CCSSM Partners, LLC, which shares represent Mr. Smith’s pecuniary ownership in such entity, (c) 307,791 shares of common stock held by The Opportunity Fund, LLC, which shares represent Mr. Smith’s pecuniary ownership in such entity, (d) 101,682 shares of common stock issuable upon exercise of warrants held by The Opportunity Fund, LLC, which shares represent Mr. Smith’s pecuniary ownership in such entity, and (e) 2,189 shares of Series A Preferred Stock owned by Mr. Smith.  Mr. Smith’s business address is One Datran Center, 9100 South Dadeland Boulevard, Penthouse 2 - Suite 1800, Miami, Florida 33156.

7.           Includes (a) 516,667 shares of common stock held by The Energy Acquisition Group, LLC, which shares represent Mr. McKenzie’s pecuniary ownership in such entity, (b) 1,646,530 shares of common stock held by CCSSM Partners, LLC, which shares represent Mr. McKenzie’s pecuniary ownership in such entity, (c) 128,434 shares of common stock held by The Opportunity Fund, LLC, which shares represent Mr. McKenzie’s pecuniary ownership in such entity, (d) 212,148 shares of common stock issuable upon exercise of warrants held by The Opportunity Fund, LLC, which shares represent Mr. McKenzie’s pecuniary ownership in such entity, (e) 7,450 shares of common stock owned by Mr. McKenzie’s spouse, and  (f) 7,563 shares of Series A Preferred Stock owned by Mr. McKenzie’s spouse.  Mr. McKenzie’s business address is 1335 Dublin Road, Suite 122D, Columbus, Ohio 43235.

8.           Includes (a) 516,667 shares of common stock held by The Energy Acquisition Group, LLC, which shares represent Mr. Sturtz’s pecuniary ownership in such entity, (b) 1,646,530 shares of common stock held by CCSSM Partners, LLC, which shares represent Mr. Sturtz’s pecuniary ownership in such entity, (c) 128,434 shares of common stock held by The Opportunity Fund, LLC, which shares represent Mr. Sturtz’s pecuniary ownership in such entity, and (d) 212,148 shares of common stock issuable upon exercise of warrants held by The Opportunity Fund, LLC, which shares represent Mr. Sturtz’s pecuniary ownership in such entity.  Mr. Sturtz’s business address is 1335 Dublin Road, Suite 122D, Columbus, Ohio 43235.

9.           Dave Beule is a former director and Chief Accounting Officer, shares owned by Mr. Beule include shares earned as Director compensation, these shares are held in the name of Appalachian Basin Capital.  Mr. Beule is the owner of this entity.  These shares represent Mr. Beule’s pecuniary ownership in such entity.

10.         David Tenwick is a former director of the Company.  He owns 3,544 shares of common stock, which represent payment of Director’s compensation.

11.         Mr. James Bishop is a former director of the Company.  He owns 6,703 shares of common stock which represent payment of Director’s compensation.

12.         Lee Robinson is a current director of the Company.  He owns 8,814 shares of common stock which represent payment of Director’s compensation.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of the Common Stock (computed on a fully diluted basis).

The following shows the beneficial ownership of our Series A Preferred Stock by our officers and directors.  There are no beneficial owners of more than five percent (5%) of the Series A Preferred Stock. Except as otherwise indicated, all shares of Series A Preferred Stock are owned directly and the percentage shown is based on 3,078,842 shares of Series A Preferred Stock outstanding determined as of April 30, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the most recent fiscal year of the Company, we had not adopted any equity incentive plans.  Since then and shortly before the Merger, we have adopted an equity incentive plan which provides for the issuance of stock options, restricted stock awards, and other equity-based awards.  Our board has reserved 2,500,000 shares of Common Stock for issuance under the Plan.  To date, we have not granted any awards under the Plan, other than the 125,000 share options granted to each director.

Item 13.               Certain Relationships and Related Transactions

Mr. Smith, a member of our Board, is greater than a 10% Members in CCSSM Capital Partners, LLC, which manages The Opportunity Fund, LLC. On July 29, 2008, The Opportunity Fund, LLC invested $30,000 to purchase 1 Unit being offered under a private placement memorandum. One Unit consists of 10,000 shares of common stock at a price of $3.00 per share and one warrant to purchase an additional 10,000 shares of common stock, exercisable over the next 36 months, with an exercise price of $4.00 per share.

Daniel Coffee, at a time when he was a member of our Board of Directors, quit claimed the property he previously owned to the Company whereby for the price of $541,000.  The property is 1,024 square feet of office space and approximately 42 acres in Burbank, Ohio.  Mr. Coffee now pays rent to the company in the amount of $1500 per month.  It is planned to partition the property and Mr. Coffee will pay $250,000 for the home and approximately 5 acres.

On April 16, 2008, Ms. Barbara Coffee, wife of our former  director, Mr. Daniel Coffee, sold her interest in Eastern Well Services, LLC and Avanti Energy Partners, LLC to the Company for 1,000 shares of the Company’s common stock valued at $3,500.

On November 26, 2008, the Company sold a wholly owned well (Covered Bridge #1) to Capital City Energy Fund XVII for $225,000.

On December 17, 2007 Capital City Petroleum, Inc., a wholly owned subsidiary of the Company, entered into an Investment Banking Agreement with Capital City Consulting Group, Inc.  Capital City Consulting Group LLC is wholly owned by Capital City Partners, Inc. (controlled by Timothy Crawford, Todd Crawford and Joseph Smith).  Capital City Consulting Group billed the Company $649,000 in 2008 for fees in connection with financing, equity raise and acquisition transactions.

In March, 2009, the Company entered into a placement agreement with Capital City Securities, Inc., a FINRA registered broker-dealer and a wholly owned subsidiary of Capital City Partners, Inc., of which our Director Joseph Smith and his partners have a controlling interest in, to help it raise money to finance operations.  The agreement calls for the Company to pay 10% commission for any capital raise, whether in the form of debt or equity.

Item 14.               Principal Accountant Fees and Services

AUDIT FEES

In 2008 and 2007, accountants billed Capital City approximately $138,993 and $78,713, respectively, for professional services rendered for the audit of Capital City’s annual financial statements and review of financial statements included in Capital City’s Forms 10-QSB or services that are normally provided in connection with statutory and regulatory filings or engagements in 2007 and 2008.

AUDIT-RELATED FEES

In 2008, Capital City’s principal accountant billed it approximately $65,860.27 for professional services rendered in connection with the audit of the consolidated financial statements of Hotwell Services, Inc. for the year ended December 31, 2008 included in the Company’s 8-K/A dated April 2, 2009.

TAX FEES

Hall Kistler charged $2,345.82 to Capital City regarding tax advice, tax compliance and tax planning during 2007 and 2008.

ALL OTHER FEES

No other fees were billed to Capital City by Hall Kistler during 2007 and 2008 other than those described in this report.

No hours expended by audit firms in their engagement to audit Capital City’s financial statements for the most recent fiscal year were attributable to work performed by persons other than the audit firms’ full-time permanent employees. The Audit Committee has approved 100% of all services performed by audit firms for Capital City and disclosed above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Capital City Audit Committee (the “Committee”), at the time, comprised of Messrs. James Bishop, Robinson and Smith, pre-approved Hall Kistler as the Company’s independent auditor for the year-ended December 31, 2008 and adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company:

For audit services (including statutory audit engagements as required under local country laws), the independent auditor will provide the Committee with an engagement letter during the January-March quarter of each year outlining the scope of the audit services proposed to be performed during the fiscal year. If agreed to by the Committee, this engagement letter will be formally accepted by the Committee at its first or second quarter meeting.

The independent auditor will submit to the Committee for approval an audit services fee proposal after acceptance of the engagement letter.

For non-audit services, company management will submit to the Committee for approval (during the second or third quarter of each fiscal year) the list of non-audit services that it recommends the Committee engage the independent auditor to provide for the fiscal year. Company management and the independent auditor will each confirm to the Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided. The Committee will approve both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

To ensure prompt handling of unexpected matters, the Committee delegates to either member thereof the authority to amend or modify the list of approved permissible non-audit services and fees. Either member will report action taken to the Committee at the next Committee meeting.

The independent auditor must ensure that all audit and non-audit services provided to the Company have been approved by the Committee. The Controller or Chief Financial Officer will be responsible for tracking all independent auditor fees against the budget for such services and report at least annually to the Committee.

Item 15.        Exhibits and Financial Statement Schedules

(a)       (1) Financial Statements.

The Consolidated Financial Statements are located beginning on page __ of this report.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS		(as restated)

CURRENT ASSETS
Cash	$438,766	$200,451
Accounts receivable and accrued revenues	694,466	414,826
Receivables - related party	47,192	–
Inventory	178,356	–
Prepaid expenses	28,879	40,991
Total Current Assets	1,387,659	656,268

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $36,106 and $1,497	5,028,230	147,261

OIL AND GAS PROPERTIES, SUCCESSFUL EFFORTS ACCOUNTING, NET	4,245,839	7,214,863

OTHER ASSETS
Goodwill	2,622,422	–
Deposits	44,905	4,485
Total Other Assets	2,667,326	4,485

TOTAL ASSETS	$13,329,055	$8,022,877

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,198,366	$360,708
Notes payable-current portion	175,665	100,000
Capital Offering	527,121
Participating interest financing arrangement	1,500,000	–
Total Current Liabilities	5,401,151	460,708

LONG TERM LIABILITIES
Asset Retirement Obligation	86,917	–
Notes payable-current portion	211,725
Deferred income tax liability	2,572,941	2,098,883
Total Long Term Liabilities	2,871,583	2,098,883

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 10,000,000 shares authorized;
XXXXXX and 3,142,650 shares issued and outstanding, respectively	3,112	3,143
Common shares: $0.001 par value, 90,000,000 shares authorized;
XXXXXX and 20,750,740 shares issued and outstanding, respectively	29,120	20,751
Additional paid-in capital	15,574,724	6,271,727
Retained earnings (accumulated deficit)	(10,550,636)	(832,335)
Total Stockholders' Equity	5,056,320	5,463,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,329,054	$8,022,877

	0.62	–

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Stockholders' Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2007	3,142,650	$3,143	18,095,740	$18,096	$7,382,111	$(1,019,936)	$6,383,414

Common stock issued for cash
at $1.00 per share	–	–	2,155,000	2,155	2,152,845	–	2,155,000

Common stock issued upon exercise
of warrants at $0.025 per share	–	–	250,000	250	6,000	–	6,250

Common stock issued upon exercise
of warrants at $0.10 per share	–	–	250,000	250	24,750	–	25,000

Costs incurred by the Energy Funds
not included in the recapitization	–	–	–	–	(3,293,979)	–	(3,293,979)

Net loss for the year ended
December 31, 2007	–	–	–	–	–	187,601	187,601

Balance as of December 31, 2007	3,142,650	3,143	20,750,740	20,751	6,271,727	(832,335)	5,463,286

Recapitalization	–	–	6,060,000	6,060	(6,060)	–	–

Common stock issued for debt
at $3.36 per share	–	–	29,796	30	99,970	–	100,000

Common stock issued for services
at $3.00 per share	–	–	40,000	40	119,960	–	120,000

Common stock issued for services
at $2.11 per share	–	–	10,000	10	21,490	–	21,500

Amortization of stock options	–	–	–	-	100,546	–	100,546

Stock issued for directors' fees	–	–	38,735	39	102,727	–	102,766

Common stock issued for acquisition of
subsidiaries at $3.50 per share	–	–	1,000	1	3,499	–	3,500

Common stock and warrants issued	–	–	10,000	10	29,990	–	30,000

Dividends paid on preferred stock	–	–	–	-	–	(533,081)	(533,081)

Stock issued on warrant exercises	–	–	432,500	432	648,319	–	648,751

Employee compensation expense	–	–	45,000	45	109,305	–	109,350

Conversion of preferred stock	(30,530)	(31)	30,530	30	1	–	–

Issuance of common stock for assets	–	–	1,672,644	1,672	8,073,250	–	8,074,922

Net loss for the year ended
December 31, 2008	–	–	–	–	–	(9,185,220)	(9,185,220)

Balance as of December 31, 2008	3,112,120	$3,112	29,120,945	$29,120	$15,574,724	$(10,550,636)	$5,056,320

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2008	2007
OPERATING ACTIVITIES

Net loss	$(9,185,220)	$187,601
Adjustments to reconcile net loss to net
used by operating activities:
Services contributed by officers
and shareholders	–	5,000
Common stock issued for services	353,616	–
Amortization of stock options	100,546	–
Amortization of discount on debt	–	458,333
Depreciation, depletion, and accretion	2,109,918	776,031
Gain on sale of assets	–	(100,690)
Impairment of oil and gas properties	5,095,085	–
Changes in operating assets and liabilities
Change in accounts receivable	(279,640)	633
Change in related party receivables	(47,192)	–
Change in inventory	(178,356)	–
Change in prepaid expenses	12,112	(45,476)
Change in accounts payable
and accrued expenses	2,837,658	355,614
Change in asset retirement obligation	86,917	–
Change in deferred income tax liability	474,058	(5,000)

Net Cash Provided by Operating Activities	1,379,502	1,632,046

INVESTING ACTIVITIES

Purchase of oil and gas properties	(1,094,012)	–
Purchase of fixed assets	(2,566,936)
Sale of oil and gas properties	–	146,035
Purchase of long-term assets	(40,420)	–
Net Cash (Used in) Provided by
Investing Activities	$(3,701,368)	$146,035

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
FINANCING ACTIVITIES	2008	2007

Preferred dividends	$(533,081)	$–
Funds not included in recapitalization	–	(3,293,979)
Contributed capital	–	2,186,250
Cash received on notes payable	2,414,511	–
Payments on notes payable	–	(850,000)
Sale of common stock for cash	678,751	–

Net Cash Provided by (Used In)
Financing Activities	2,560,181	(1,957,729)

NET DECREASE IN CASH	238,315	(179,648)

CASH AT BEGINNING OF PERIOD	200,451	380,099

CASH AT END OF PERIOD	$438,766	$200,451

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$–	$–
Income Taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007
		(as restated)
REVENUES
Oil and gas revenue	$2,350,387	2,677,086
Management revenue	733,403	223,615
Total Revenues	3,083,790	2,900,701

OPERATING EXPENSES
Lease operating costs	750,515	548,452
Depreciation, depletion and accretion	2,109,918	776,031
Impairment of Oil and Gas Assets	5,095,085	–
Selling, general and administrative	4,291,272	842,558
Bad debt expense	115,458	–
Dry hole expense	–	–
Total Operating Expenses	12,362,247	2,167,041

LOSS FROM OPERATIONS	(9,278,457)	733,660

OTHER INCOME (EXPENSE)
Interest and other income	187,794	100,690.00
Interest expense	(258,517)	(482,789)
Total Other Income (Expense)	(70,723)	(382,099)

LOSS BEFORE INCOME TAXES	(9,349,180)	351,561

INCOME TAX BENEFIT (EXPENSE)	163,960	(2,098,885)

NET LOSS	$(9,185,220)	$(1,747,322)

LESS: PREFERRED DIVIDENDS	(533,081)	–

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(9,718,301)	(1,747,322)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.38)	$(0.09)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	24,099,521	19,423,240

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization and Business Operations

On May 2, 2003, Capital City Marketing Services, LLC (“Marketing”) was formed as an Ohio limited liability company. On September 30, 2003, Marketing changed its name to Capital City Petroleum, LLC (“Petroleum LLC”).  On September 28, 2006, Petroleum LLC was merged with Capital City Petroleum, LLC, a Delaware limited liability company. The main purpose of the Company was to form and manage the oil and gas interests of various Capital City Energy Funds (the “Funds”). On October 18, 2007, the Company was converted into Capital City Petroleum, Inc., a Delaware corporation.

The term “Company” refers to Capital City Energy Group, Inc., it’s predecessors and it wholly owned subsidiaries unless otherwise specified.

The Company was in transition throughout 2008 as it moved from receiving the majority of revenue from the Fund Management Division of the Company in 2007 and previous years to receiving the majority of revenue from the direct ownership of interests in energy properties.

The Company acquired Avanti Energy Partners during the first six months of the year which is managing the Capital City Energy Funds and transitioned to a full service oil and natural gas operating company before the end of 2008.  A second acquisition was transacted in the first half of 2008 in the oilfield service sector. The Company acquired was Eastern Well Services,  LLC and began operations through consulting oil and natural gas operating companies on their well completion in the continental United States and internationally.

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

The Company acquired 100% of the stock of Hotwell Services Inc. (“Hotwell”), an emerging oilfield service company operating in the Appalachian Basin, on December 31, 2008.  The Company purchased Hotwell for $5,000,000, through the issuance of 2,777,778 shares of common stock valued at $1.80 per share.

Revenue Sources

The Company’s results of operations are dependent on four sources of revenue within our Triad Business Model.

The Fund Management Division has two sources of income. The first being the 23% annual management fees earned for managing the Capital City Energy Funds and the second being the difference between the prices received by the Company for its natural gas and crude oil products and the cost to find, develop, produce and market such resources.

The Strategic Acquisition Division contains the third source of revenue the Company receives through consulting fees earned by Eastern Well Services, LLC a wholly subsidiary.  Eastern Well Services is an oilfield service company which throughout 2008 derived revenue from consulting fees.  With the

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s acquisition of Hotwell Services, Inc. on December 31, 2008, beginning in 2009 will derive revenue charging for services such as wireline, logging, testing and other well completion services.

The Principal Investment Division contains our primary and fourth source of revenue which accounts for 70% of revenue earned in 2008 which is the oil and natural gas revenue received from the ownership interests in more than 60 energy properties located in 10 different states.

At December 31, 2008, Capital City managed oil and gas investments for one energy fund (Capital City Energy Fund XVIII, LP) for which a management fee is earned. These investments consisted of non-operating oil and gas working interests in wells in Louisiana, Ohio, Texas, Pennsylvania, Alabama, Nebraska, Colorado, Oklahoma and Arkansas with net revenue interests ranging from 50.00% to 0.0013%.

Note 2.   Summary of Significant Accounting Policies

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

The Company's consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. At December 31, 2008, the Company had approximately no cash in excess of federally insured limits (the FDIC insured deposits have been temporarily increased to $250,000).  The Company maintains cash accounts only at large high quality financial institutions and the Company believes the credit risk associated with cash held in banks is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of December 31, 2008, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Fair Value of Financial Instruments

As of December 31, 2008, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The Company’s financial statements include the accounts of the Company and its wholly owned subsidiaries: Eastern Well Services, LLC, Capital City Petroleum, Inc. and Hotwell Services, Inc. The operations of Hotwell are not included in the consolidated statements of operations because the acquisition occurred on December 31, 2008. All significant intercompany transactions have been eliminated in the consolidation.

Oil and Gas Properties, Successful Efforts Method

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  We evaluate our proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable.  The Company follows Statement of Financial Accounting Standards (SFAS) No. 144, Impairment of Long-Lived Assets, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

Under SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, drilling costs for exploratory wells are initially capitalized but generally must be charged to expense unless the wells are determined to be successful within one year after completion of drilling. Circumstances that permit continued capitalization of exploratory drilling costs are addressed by the Financial Accounting Standards Board (FASB) under Staff Position (FSP) No. 19-1, Accounting for Suspended Well Costs. The one-year limitation may be exceeded for an exploratory well only if sufficient reserves have been found to justify its completion and sufficient progress has been made in assessing the reserves and the economic and operating viability of the project. If the exploratory well does not meet both criteria, its capitalized costs are expensed, net of any salvage value. Annual disclosures are required under FSP No. 19-1 to provide information about management’s evaluation of capitalized exploratory well costs, including disclosure of (i) net changes from period to period in the costs for wells that are pending the determination of proved reserves, (ii) the amount of any exploratory well costs that have been capitalized for more than one-year after the completion of drilling and (iii) an aging of suspended exploratory well costs and the number of wells affected. See Note 2 – Oil and Gas Properties.

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

Asset Retirement Obligations

The Company follows the provisions of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For the Company, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Goodwill and Other Intangible Assets

The Company used the purchase method of accounting for its acquisition of Hotwell.  The acquisition results in an allocation of purchase price to goodwill.  The cost of Hotwell was first allocated to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company evaluates goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability.   To determine if there is any impairment, management determined whether the fair value of any of its reporting units is greater than its carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be calculated and compared to its carrying value to measure the amount of impairment, if any. The Company’s evaluation has noted no instances of impairment of goodwill at December 31, 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes are provided on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted "Accounting for Uncertainty in Income Taxes," an interpretation of FAS 109 (FIN 48), FIN 48 established a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, FIN 48 implemented a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. The adoption of FIN 48 had no material impact to the Company's consolidated financial statements.

Revenue Recognition

The Company recognizes oil and natural gas revenue as production is extracted and sold from it’s interests in producing wells as oil and natural gas wells. Oil and natural gas sold by Capital City is not significantly different from Capital City’s share of production.  Revenues from management fees are recognized in the preceding month at end of each calendar quarter and paid in arrears.

Share-Based Compensation

The Company follows SFAS No. 123-R "Accounting for Stock-Based Compensation - Revised". Under FASB Statement 123(R), the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model.

Comprehensive Income and Loss

The accompanying consolidated financial statements do not include statements of comprehensive income (loss) since the Company had no items of comprehensive income or loss for the years reported.

Recently Adopted Accounting Pronouncements

In December 2008, the SEC amended its oil and gas reporting rules under the Exchange Act and Industry Guides. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves by aligning the oil and gas disclosure requirements with current industry practices and technology. The amendments will be effective for fiscal years ending on or after December 31, 2009 and will significantly impact reserve and resource reporting for all E&P companies.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (FSP FAS 157-3), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

Recently Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB, issued FAS No. 141(R)  (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Note 4.   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through December 31, 2008 of $10,550,636 and had a net loss  of $9,185,220 at December 31, 2008.   Revenues for the year ended December 31, 2008 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is in the process of raising additional capital through a related party private fund management company.

Note 5.   Business Combination

The Company acquired 100% of the stock of Hotwell , an emerging oilfield service company operating in the Appalachian Basin, on December 31, 2008.  Accordingly, the accompanying consolidated financial statements of Capital City include the assets and liabilities of Hotwell as of December 31, 2008. The Company purchased Hotwell for $5,000,000, through the issuance of 2,777,778 shares of common stock valued at $1.80 per share on December 31, 2008.

The purchase price paid by the Company consisted of the following:

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for transaction costs	$363,247
Capital City common stock issued to sellers (2,777,778 shares) (1)	5,000,000
Capital City warrants issued for transaction costs to acquire 186,837 shares of common stock at $1.80 per share (2)	146,325
Total purchase price paid	$5,509,572

December 31, 2008
Fair Value
Assets Acquired:
Cash	$72,990
Accounts Receivable	480,410
Inventory	178,356
Prepaid Expenses	99,119
Property and Equipment, net	4,126,121
Rental Security deposit	28,550
Total Assets Acquired	4,985,546
Liabilities Assumed:
Accounts Payable and Bank Overdraft	1,269,533
Related Party Loans	115,075
Total Liabilities Assumed	1,384,608

Excess of assets acquired over liabilities assumed (Goodwill)	1,908,634
Fair value of assets acquired net of liabilities assumed	$5,509,572

(1)	The common stock was valued at $1.80 per share, which approximates the quoted market price of the common stock as of the end of the day previous to the acquisition.
(2)
 The fair value of warrants to purchase common stock at $1.80 per share was based on the quoted market price of common stock as of the end of the day previous to the acquisition, an estimated life of 3 years, volatility of 65% and a risk free interest rate of 1.0%.

Note 6.   Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the year ended December 31, 2008 and 2007 amounted to $1,739,908 and $776,031, respectively. Gains and losses on sales and disposals are included in the statements of operations. At December 31, 2008 an inmpairmrent of oil and gas properties $ 5,095,085was recorded based upon reserved engineers estimates.  As of December 31, 2008 and 2007 oil and gas properties consisted of the following:

Capitalized Costs for Oil and Gas
Producing Activities

	2008	2007

Unproved properties	$19,338	$0
Proved Properties	12,951,633	9,529,004
Total	12,951,633	9,529,004
Accumulated Depletion	(8,789,479)	(2,314,141)
Net Oil and Gas Properties	$4,162,154	$7,214,863

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Costs Incurred in Oil and Gas Acquisition
And Development Activities

	2008	2007

Proved Properties	$3,590,803	$—
Unproved Properties	19,338	—
Well Equipment	75,000	—
Total	$3,685,141	$—

Note 7.   Participating Interest Financing Arrangement

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

Note 8.   Stockholders’ Equity

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

During the year ended December 31, 2008 the Company issued 50,000 shares of common stock for services rendered in the amount of $141,500.  The Company issued an additional 29,796 shares of common stock as payment on debts totaling $100,000.  The Company also issued 38,735 shares of common stock for director’s fees and other compensation expense for an aggregate total of $102,766.  The Company issued 30,530 shares of common stock in exchange for preferred stock on a one-share-for-one-share basis and an additional 442,500 shares upon the exercise of warrants for proceeds of $678,751.  The Company issued 7,732,644 shares of common stock in the acquisition of subsidiary entities, including the related recapitalization effects.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9.   Warrants and Options

Warrants

Pursuant to a Private Placement completed by the Company on October 31, 2007 the Company issued 2,155,000 warrants exercisable at $1.50 per share for a period of 3 years but subject to being called by the Company for $0.10 per warrant one year after their issue date.  At December 31, 2007, there were 1,632,500 warrants exercisable.

The Company exercised its right to call the warrants on their one year anniversary date, which ranged from January 1, 2008 through October 23, 2008, which required them to be exercised by the holder or purchased by the Company.  522,500 of the warrants were exercised while the remaining 1,632,500 were purchased by the Company in 2008.
Options

The Corporation has available up to 2,500,000 shares to issue under its 2008 Incentive Plan to key employees and directors of the Corporation. Options to purchase shares of common stock are granted at the market price of the common stock on grant date and expire ten years from issuance.

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model.  The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Corporation’s method of estimating expected volatility is based on volatility of its peers since that Company has only had operations for a short time. The expected dividend yield is estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options is based on the management’s estimate, and the risk-free interest rate is based on U.S. Treasuries with a term approximating the expected life of the options.

As of December 31, 2008, four directors of the Company held options to purchase 500,000 shares of common stock at an exercise price of $3.29 per share. Those options, which were granted in April and May 2008, do not vest until April and May 2009 and are exercisable for 5 years from issuance.

Capital City estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008.

Expected volatility	40.25%
Risk free interest	3.29%
Expected lives	1 year
Dividend yield	0.00%

A summary of the status of Capital City’s stock options to directors as of December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	—
Granted	875,000	$3.29
Exercised	—	—
Forfeited	(375,000)	$3.29
Outstanding but unexercisable at end of year	500,000	$3.29

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Need to disclose the remaining unamortized expense at 12/31/08.

Note 10. Income Taxes

The following table sets forth the components of income tax expense for each of the years presented in the consolidated financial statements.

	Year Ended December 31,
	2008	2007
Current	$163,960	$(158,960)
Deferred	—	(5,000)
Total income tax (expense) benefit	$163,960	$(163,960)

	Year Ended December 31,
	2008	2007
Income tax (expense) benefit computed at statutory combined basic income tax rates	$2,928,503	$(163,960)
Increase (decrease) in income tax resulting from:
Valuation allowance	(2,764,543)	—
Non-deductible expenses	—	—
Total income tax (expense) benefit	$163,960	$(163,960)

 The following table sets forth the components of our deferred income tax liabilities as of the end of each of the years presented in the consolidated financial statements.

	2008	2007
Net operating loss carry-forward	$2,764,543	$—
Oil and gas properties	(2,572,941)	(2,098,883)
Property and equipment	—	—
Less valuation allowance	(2,126,525)	—
Deferred tax liabilities	$(1,934,923)	$(2,098,883)

Note 11. Earnings (Loss) Per Share

The following table shows the computation of basic and diluted earnings per share (EPS) for each of the years presented.

Numerator:	2008	2007
Net income (loss) as reported for basic EPS	$(9,718,301)	$187,601
Adjustments for diluted EPS	—	—
Net income (loss) for diluted EPS	$(9,718,301)	$187,601

Denominator:	2008	2007
Weighted average shares for basic EPS	24,099,521	19,423,240
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjusted weighted average shares and assumed conversions for dilutive EPS	24,099,521	19,423,240
Basic EPS	$(0.38)	$0.01
Diluted EPS	$(0.38)	$0.01

Basic and diluted net income per share calculations are presented in accordance with SFAS No. 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Capital City had 3,030,300 warrants at December 31, 2008 and 2007 that were out of the money and are therefore anti-dilutive.

Note 12.   Related Party Transactions

Mr. Timothy W. Crawford and Joseph Smith, both members of our Board of Directors, are greater than 10% Members in CCSSM Capital Partners, LLC, which manages The Opportunity Fund, LLC. On July 29, 2008, The Opportunity Fund, LLC invested $30,000 to purchase 1 Unit being offered under a private placement memorandum. One Unit consists of 10,000 shares of common stock at a price of $3.00 per share and one warrant to purchase an additional 10,000 shares of common stock, exercisable over the next 36 months, with an exercise price of $4.00 per share.

Daniel Coffee, member of our Board of Directors, quit claimed the property he previously owned to the Company for the price of $541,000.  The property is 1,024 square feet of office space and approximately 35 acres in Burbank, Ohio.  Mr. Coffee now pays rent to the company in the amount of $1500 per month.  It is planned to partition the property, with Mr. Coffee retaining  the home and approximately 5 acres.

On April 16, 2008, Ms. Barbara Coffee, wife of our director, Mr. Daniel Coffee, sold her interest in Eastern Well Services, LLC and Avanti Energy Partners, LLC to the Company for 1,000 shares of the Company’s common stock valued at $3,500.

On November 26, 2008 Capital City Energy Group sold a wholly owned well (Covered Bridge #1) to Capital City Energy Fund XVII for $225,000.

On December 17, 2007 Capital City Petroleum, Inc., a wholly owned subsidiary of the Company, entered into an Investment Banking Agreement with Capital City Consulting Group, Inc.  Capital City Consulting Group LLC is wholly owned by Capital City Partners, Inc. (controlled by Timothy Crawford, Todd Crawford and Joseph Smith).  Capital City Consulting Group billed the Company $649,000 in 2008 for fees in connection with financing, equity raise and acquisition transactions.

Note 13.   Commitments and Contingencies

Upon the termination date of Capital City Energy Fund XVII, LP, the Company is obligated to purchase all of the Capital City Energy Fund XVII, LP’s assets for a purchase price equal to ten times the revenue of the Capital City Energy Fund XVII, LP for the immediately prior fiscal quarter to the termination date of the Capital City Energy Fund XVII, LP. The Company, at its discretion, may pay the purchase price in cash, its own common stock or a combination of the two. The Capital City Energy Fund XVII, LP termination date is the earlier of (a) the written consent of a majority of the investors, (b) the investors receiving distributions from the Capital City Energy Fund XVII, LP in the amount of their original capital contributions or (c) the four year anniversary date after the final closing date of the fund.  As of December 31, 2008, the Capital City Energy Fund XVII, LP has not recognized revenue to date.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital City incurred operating lease expenses of $134,858 in 2008 and $15,901 in 2007. As of December 31, 2008, we had future obligations under operating leases and other commercial commitments in the amounts listed below.

Year
2009	$1,597,425
2010	52,180
2011	53,058
2012	41,241
2013 and thereafter	—
Total	$1,743 ,903

 Note 15.   Managed Funds

The Managed Funds are called the Capital City Energy Funds.  The Fund consists of Capital City Energy Fund XVII, LP.

Avanti serves as the advisor to the Managed Funds through the selection and purchase of energy properties on behalf of the Funds and earns a 1% or 2% annual management fee for these services provided. The Funds incur all the costs associated with the distribution to the members, tax reporting, geological studies and all other ancillary accounting costs. The Funds are 99.9% owned by the members with the Managing General Partner owning .01% of the Fund. The members receive 99.9% of all the income received from the energy properties owned by the Fund until they receive 100% of their contributed capital.  Upon the members receiving 100% of their contributed capital, the income received by the Fund is split 80% to the members and 20% to Avanti.

Note 16.   Segment Information

We have four reporting segments which share in the corporate overhead:

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.   Segment Information (continued)

Consolidated revenues from external customers, operating income (loss), and identifiable assets were as follows:

	Years ended December 31,
	2008	2007
Revenue:
Fund Management Division	$274,906	$223,615
Principal Investment Division	2,349,405	2,677,086
Strategic Acquisition Division	459,134	—
Corporate	345	—
Total revenue	$3,083,790	$2,900,701

Income (loss) from operations:
Fund Management Division	$188,815	$—
Principal Investment Division	(6,074,289)	733,660
Strategic Acquisition Division	(175,324)	—
Corporate	(2,850,751)	—
Total income (loss) from operations	(8,911,549)	733,660
Other income (expense)	(70,723)	(382,099)
Net loss before income tax	$(8,983,254)	$351,561

	December 31,
	2008	2007
Identifiable assets:
Fund Management	$530,837	$—
Principal Investment	5,134,988	8,022,877
Strategic Acquisition Division	696,930	—
Oilfield Services	6,894,180	—
Corporate	988,145	—
Total identifiable assets	$14,245,080	$8,022,877

Note 17.   Restatement of Financial Statements

The company restated its balance sheet as of December 31, 2007 to reflect the deferred income tax liability associated with the acquisition of the Oil and Gas Funds.  The restatement resulted in the increase of deferred tax liability by $1,934,923 and the decrease of retained earnings by $1,934,923.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 18.   Supplementary Information on Oil and Gas Development and Producing Activities

(a) General. This Note provides audited information on our oil and gas development and producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

(b) Results of Operations from Oil and Gas Producing Activities. The following table shows the results of operations from our oil and gas producing activities during the years presented in the consolidated financial statements. Results of operations from these activities are determined using historical revenues, production costs (including production related taxes) and depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense are excluded from this determination.

	2008	2007
Proved properties	$12,743,212	$9,529,004
Unproved properties	19,338	—
Gathering line	75,000	—
Total	$12,837,550	$9,529,004

Accumulated depletion	(8,791,711)	(2,314,141)
Total	$4,045,839	$7,214,863

(c) Capitalized Costs for Oil and Gas Producing Activities. For each of the years presented in the consolidated financial statements, the following table sets forth the components of capitalized costs for our oil and gas producing activities, all of which are conducted within the continental United States.

	2008	2007
Proved properties	$12,743,212	$9,529,004
Unproved properties	19,338	—
Gathering line	75,000	—

	12,837,550	9,529,004
Accumulated depletion	(8,791,711)	(2,314,141)

Net oil and gas properties	$4,045,839	$7,214,863

(d) Costs Incurred in Oil and Gas Acquisition and Development Activities. The following table lists the costs we incurred in oil and gas acquisition and development activities for the years presented in the consolidated financial statements.

Property acquisition costs:	2008	2007
Unproved properties	$3,590,803	$—
Proved properties	19,338	—
Gathering line costs	75,000	—

Total	$3,685,141	$—

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Supplementary Oil and Gas Reserve Information – Unaudited

 (a) General. Our estimated net proved developed producing oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserve information is unaudited. The reserves were estimated by James Engineering, Inc. independent petroleum engineers, in accordance with regulations of the Securities and Exchange Commission, using market or contract prices and costs as of December 31, 2008.   These prices and costs were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserve estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact. The Company did not have year end reserve reports prepared for December 31, 2007 or 2006.

 (b) Estimated Oil and Gas Reserve Quantities. Our ownership interests in estimated quantities of proved developed producing oil and gas reserves are summarized below for December 31, 2008. The reserve changes were not calculated due to the lack of prior years reserve for December 31, 2007 and 2006

	Natural Gas (Mmcf)	Crude Oil, Condensate and Natural Gas Liquids (Mbbls)
	2008	2008

Proved developed producing reserves at end of year	248,889	40,198

 (c) Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows from our estimated proved oil and gas reserves is provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry and may not represent the fair market value of our oil and gas reserves or the present value of future cash flows of equivalent reserves due to various uncertainties inherent in making these estimates. Those factors include changes in oil and gas prices from year-end prices used in the estimates, unanticipated changes in future production and development costs and other uncertainties in estimating quantities and present values of oil and gas reserves.

The following table presents the standardized measure of discounted future net cash flows from our ownership interests in proved oil and gas reserves as of December 31, 2008. The standardized measure of future net cash flows as of December 31, 2008 are calculated using weighted average prices in effect were $8.42 per Mcf of natural gas and $98.27 per barrel of oil. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves based on year-end cost levels. Future income taxes are based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of our oil and gas properties.

Year Ended December 31,
(In thousands)	2008
Future cash inflows	$5,957,575
Future production costs	(3,163,150)
Future income tax expenses	(945,869)
Undiscounted future net cash flows	2,221,630
10% annual discount for estimated timing of cash flows	(945,869)
Standardized measure of discounted future net cash flows	$1,275,761

(d) Changes in Standardized Measure of Discounted Future Net Cash Flows. Due to the lack of reserve reports as December 31, 2007 the changes in standardized measure of discounted net cash flows cannot be calculated for 2007.

CAPITAL CITY ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Supplementary Oil and Gas Reserve Information – Unaudited  (Continued)

Supplementary Selected Quarterly Financial Data – Unaudited

The following table provides unaudited supplementary financial information on our results of operations for each quarter in the two-year period ended December 31, 2008

(In thousands, except per share amounts)

	Year Ended December 31,
	2008				2007
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Revenues	$20,964	$15,216	$16,078	$17,945	$19,310	$14,851	$18,340	$27,319
Income (loss) before income taxes	923	68	(647)	79	2,160	616	1,804	1,566
Net income (loss)	257	(59)	(761)	(254)	508	136	723	625
Diluted EPS	0.01	0.00	(0.03)	(0.01)	0.02	0.01	0.03	0.03
Common stock price range:
High	$7.59	$8.33	$8.89	$7.25	$8.25	$9.95	$9.40	$12.35
Low	5.50	6.50	6.70	6.02	6.38	6.54	6.86	7.16

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Merger (1)
2.2	Membership Interest Purchase Agreement (1)
2.3	Plan and Agreement of Merger – Fund XIV(2)
2.4	Plan and Agreement of Merger – Fund XVI (2)
2.5	Merger Agreement (3)
3.1	Amended and Restated Bylaws (1)
10.1	Capital City Energy Group, Inc. Stock Option Plan (1)
10.1.1*	Form of Option Agreement
10.2	Contribution Agreement with Zenith Fund V, LLC, dated October 29, 2007 (1)
10.3	Contribution Agreement with Zenith Fund VI, LLC, dated October 29, 2007 (1)
10.4	Contribution Agreement with Zenith Fund VIII, LLC, dated October 29, 2007 (1)
10.5	Contribution Agreement with Zenith Fund IX, LLC, dated October 29, 2007 (1)
10.6	Contribution Agreement with Zenith Fund X, LLC, dated October 29, 2007 (1)
10.7	Contribution Agreement with Zenith Fund XI, LLC, dated October 29, 2007 (1)
10.8	Contribution Agreement with Capital City Energy, LLC, dated October 29, 2007 (1)
10.9	Investment Banking Agreement, dated August 1, 2006 (1)
10.10	Investment Banking Agreement, dated December 17, 2007 (1)
10.11	Assignment and Sale of Ownership Interest, dated January 22, 2008 (1)
10.12	Promissory Note, dated June 8, 2007 (1)
10.13	Participation Agreement, dated March 28, 2008, by and between Capital City Petroleum, Inc. and The Opportunity Fund, LLC (4)
10.14	Employment Agreement (3)
10.15	Option Agreement (3)
10.16	Accounts Receivable Financing Agreement dated March 27, 2009 between Hotwell Services, Inc. and Crestmark Commercial Capital Lending LLC (5)
10.17	Guaranty by Capital City Energy Group, Inc. (5)
16.1	Letter from Moore and Associates to the Securities and Exchange Commission dated June 30, 2008 (6)
16.2	Letter from Moore and Associates to the Securities and Exchange Commission dated July 14, 2008 (7)

16.3	Letter from Moore and Associates to the Securities and Exchange Commission dated July 22 2008 (8)
16.4	Letter from GBH CPAs, PC to the Securities and Exchange Commission dated January 27, 2009 (9)
21*	List of Subsidiaries
24.1*	Powers of Attorney (contained on signature page)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

(1)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on March 13, 2008 (File No. 333-140806).
(2)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on December 18, 2008 (File No. 333-140806).
(3)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on January 7, 2009 (File No. 333-140806).
(4)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on March 28, 2008 (File No. 333-140806).
(5)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on April 2, 2009 (File No. 333-140806).
(6)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on June 30, 2008 (File No. 333-140806).
(7)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on July 14, 2008 (File No. 333-140806).
(8)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on July 22, 2008 (File No. 333-140806).
(9)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on January 27, 2009 (File No. 333-140806).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital City Energy Group, Inc.

Date: May 18, 2009	By:	/s/ Douglas Crawford
Douglas Crawford
Principal Executive Officer/Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints _______________ and ____________________, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Douglas Crawford	Principal Executive Officer, Principal Financial and Accounting Officer, Director	May 18, 2009
Douglas Crawford

/s/ Lee A. Robinson	Director	May 18, 2009
Lee A. Robinson

/s/ Joseph Sites	Director	May 18, 2009
Joseph Sites

/s/ Joseph Smith	Director	May 18, 2009
Joseph Smith

Exhibit Index

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Merger (1)
2.2	Membership Interest Purchase Agreement (1)
2.3	Plan and Agreement of Merger – Fund XIV(2)
2.4	Plan and Agreement of Merger – Fund XVI (2)
2.5	Merger Agreement (3)
3.1	Amended and Restated Bylaws (1)
10.1	Capital City Energy Group, Inc. Stock Option Plan (1)
10.1.1*	Form of Option Agreement
10.2	Contribution Agreement with Zenith Fund V, LLC, dated October 29, 2007 (1)
10.3	Contribution Agreement with Zenith Fund VI, LLC, dated October 29, 2007 (1)
10.4	Contribution Agreement with Zenith Fund VIII, LLC, dated October 29, 2007 (1)
10.5	Contribution Agreement with Zenith Fund IX, LLC, dated October 29, 2007 (1)
10.6	Contribution Agreement with Zenith Fund X, LLC, dated October 29, 2007 (1)
10.7	Contribution Agreement with Zenith Fund XI, LLC, dated October 29, 2007 (1)
10.8	Contribution Agreement with Capital City Energy, LLC, dated October 29, 2007 (1)
10.9	Investment Banking Agreement, dated August 1, 2006 (1)
10.10	Investment Banking Agreement, dated December 17, 2007 (1)
10.11	Assignment and Sale of Ownership Interest, dated January 22, 2008 (1)
10.12	Promissory Note, dated June 8, 2007 (1)
10.13	Participation Agreement, dated March 28, 2008, by and between Capital City Petroleum, Inc. and The Opportunity Fund, LLC (4)
10.14	Employment Agreement (3)
10.15	Option Agreement (3)
10.16	Accounts Receivable Financing Agreement dated March 27, 2009 between Hotwell Services, Inc. and Crestmark Commercial Capital Lending LLC (5)
10.17	Guaranty by Capital City Energy Group, Inc. (5)
16.1	Letter from Moore and Associates to the Securities and Exchange Commission dated June 30, 2008 (6)
16.2	Letter from Moore and Associates to the Securities and Exchange Commission dated July 14, 2008 (7)
16.3	Letter from Moore and Associates to the Securities and Exchange Commission dated July 22 2008 (8)
16.4	Letter from GBH CPAs, PC to the Securities and Exchange Commission dated January 27, 2009 (9)
17.1	Letter of resignation from Timothy W. Crawford.(10)
21*	List of Subsidiaries
24.1*	Powers of Attorney (contained on signature page)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.
(1)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on March 13, 2008 (File No. 333-140806).
(2)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on December 18, 2008 (File No. 333-140806).
(3)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on January 7, 2009 (File No. 333-140806).
(4)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on March 28, 2008 (File No. 333-140806).
(5)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on April 2, 2009 (File No. 333-140806).
(6)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on June 30, 2008 (File No. 333-140806).
(7)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on July 14, 2008 (File No. 333-140806).
(8)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on July 22, 2008 (File No. 333-140806).
(9)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on January 27, 2009 (File No. 333-140806).
(10)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on May 7, 2009 (File No. 333-140806).