Form 10-K
period 2013-12-31
Capital City Energy Group, Inc.
filed 2015-01-12
CIK 1386041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT F 1934

Commission File Number:  333-140806

Capital City Energy Group, Inc.

 (Exact Name of Registrant as specified in its Charter)

Nevada	20-5131044
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

1335 Dublin Road, Suite 122-D Columbus, Ohio	43215
(Address of Principal Executive Offices)	(Zip code)

Registrants’ telephone number, including area code:  614-485-3110

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [ ]  Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [ ] Yes    [X]  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ ]  Yes     [X ]  No

                Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website,if any,every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ]  Yes    [X]  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ]  Yes    [X]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of our common stock held by non-affiliates as of June 30, 2014 was $1,718,983. As of June 30, 2014, there were 85,706,695 shares of voting and non-voting common stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 This 2013 Annual Report on Form 10-K contains statements, which constitute forward-looking statements. Such statements can often be identified by the use words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology.  In addition, expressions or discussions of our strategy, plans, prospects or future results are forward-looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date, and that any such forward-looking statements are not guarantees of future performance.  Our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected or implied by any forward-looking statements. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

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

On March 11, 2008, the Company merged with Capital City Energy Group, Inc.  Capital City Energy Group, Inc., was founded in 2003 and is headquartered in its offices in Columbus, Ohio, from where it conducts its growing energy business that is principally in the upstream oil and gas exploration and production (“E&P”) industry.  Its business has evolved from its beginnings to where it recently resumed its core pursuits as an innovative leader in the design, management and sponsorship of retail and institutional, direct participation energy programs.  With fractional and wholly owned well holdings diversified across the United States, the Company opportunistically seeks out conventional and unconventional projects, occasionally self-operated and from among its historic and developing list of operator affiliates and partners.

During 2010, the Company elected a new board of directors, who determined to dispose of the Company’s subsidiary, Hotwell Services, Inc. (“Hotwell”). Hotwell operated an unprofitable wireline company within the oilfield services portion of the upstream industry (discussed briefly, below).  The Company successfully executed an asset sale of Hotwell and its business. With the disposition of Hotwell, the Company returned to its core business that currently accounts for more than 90% of revenues, which is principally conducted through the Company’s subsidiary, Capital City Petroleum, Inc. (“CCP”).  Avanti Energy Partners, LLC, another wholly owned division of the Company, serves as the Company’s licensed well operator, not only developing and occasionally operating well projects, but also serving as strategic project manager for the Company and external investors.  While the Company’s core business model remains one of opportunistic investment in domestic, developmental oil and gas wells, it continues to occasionally consider selected exploratory projects, both domestically and internationally, where its Eastern Well Services, LLC subsidiary has previously been engaged as a consultant.

Capital City Petroleum, Inc.

Prior to the extended bull market in energy prices, the Company, through CCP, recognized the need to provide investors with some exposure to alternative asset classes, such as commodities including oil and natural gas resources.  This intention led to the formation of several oil and gas funds over a four-year period from 2003 – 2007.  These funds were direct participation, blind pools that invested in oil, natural gas and lease acreage opportunities across the United States.  The funds were structured as diversified and balanced collections of small working interest investments in a variety of energy properties, including existing production, developmental drilling, lease acreage, pipeline holdings and exploration opportunities with established and successful oil and natural gas operating companies.  Distributions were paid to investors from the production revenue generated by the wells and occasional pipeline interest, whereby investors also received substantial tax benefits allocated to them.  Since inception, CCP formed a total of ten (10) funds with total investment capital of approximately $17,000,000 subscribed.

In 2007, the first seven (7) funds contributed their assets to CCP. The fund investors received preferred and common stock in CCP in exchange for their interests in the funds. On December 11, 2008, CCEF XIV, LLC and CCEF XVI, LP merged with CCP, resulting in the fund investors receiving 733,491 and 860,221 shares of Company common stock, respectively, valued at $1,466,982 and $1,720,442, respectively, based upon the closing stock price of CETG immediately prior to the acquisition date.

As of the date of the filing of this report, the Company derives approximately 99% of its revenues from the net revenues it receives from the varying fractional working interests it owns across the oil and gas well holdings of CCP.

Hotwell Services, Inc.

Acquired on December 31, 2008, the Company’s Hotwell subsidiary was a full service wireline company servicing the northeast region of the U.S.  The Company disposed of all Hotwell assets in a February 15, 2011 asset sale and as of December 31, 2012, Hotwell had no business operations and nominal remaining liabilities.

All Other Operations

The Company’s financial statements include the accounts of the Company and its wholly owned subsidiaries: Eastern Well Services, LLC, Capital City Petroleum, Inc. Avanti Energy Partners, Inc. and Hotwell, Inc. All significant intercompany transactions have been eliminated in the consolidation.

During 2008, Eastern Well Services, LLC (“Eastern”), an Ohio limited liability company, provided consulting services to oil and gas companies, internationally (e.g., the Republic of Botswana, Africa). However, it is not currently conducting operations.

Avanti Energy Partners, LLC (“Avanti”) is an Ohio limited liability company, which manages Fund XVII, LP and the Homer-Woody Joint Venture.  Principally, the current responsibilities of Avanti are to be the Manager of Fund XVII and to operate the Westfall #1 well within the Homer-Woody project (“Homer-Woody”). Avanti also serves the Company in its ongoing efforts to opportunistically locate, screen, evaluate and select energy properties across all strategic prospects for the Company, its investors and customers.  In this role, as an operator and also in non-operated capacities, Avanti acts in a principal capacity and utilizes strategic business relationships with oil and gas operators across the United States to generate investment opportunities. These relationships have strengthened over time, due to synergies within the business goals of the Company and its industry relationships.

In 2008, the Company, through Avanti, identified certain lands located in Medina, Ashland and Wayne counties,of the State of Ohio, which Avanti believed to have significant, commercial oil and gas production potential.  Avanti acquired certain oil and gas leases for the drilling and completion of oil and gas wells, known as Homer-Woody.  The Company, through Avanti, obtained funds from outside investors for participation in drilling initiatives designed to develop the Homer-Woody lease holds. Through the private placements of interests in these drilling partnerships, net proceeds were to have been used to fund the investors’ share of drilling and completion costs under joint venture drilling contracts. This program offered investors a direct interest in the wells projected and/or drilled in Homer-Woody.

The Homer-Woody project drilled and completed a single well within the Homer Township of the project, located in Medina County, Ohio. This Westfall #1 well, drilled to the Clinton sandstone formation, remains marginally productive as of the date of this filing.  The Woody portion of the joint venture, located in Ashland County (Ohio), drilled a single well into the Berea sandstone formation, which was not subsequently completed due to its demonstrated, commercial non-viability.

Employees

As of December 31, 2013, we had no (-0-) full-time employees. Our Company engages third-party professionals experienced in geology, petroleum engineering, land acquisition, finance, accounting and law on an external basis as outside consultants.  The Company has three officers, two of whom are engaged full-time on a consulting basis.

Research and Development Activities

During each of the last two fiscal years, we have not spent any funds on research and development activities.

Taxation

Our operations, as is the case in the petroleum industry, generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

Availability of Information

The public may obtain our periodic reports and other information with file with the SEC on the SEC’s website http://www.sec.gov. Our periodic reports and other information, once filed with the SEC are available to interested parties on the Company’s website at http://www.capcityenergy.comand upon written request addressed to the Company at the Company’s executive offices.

Oil and Gas Disclosures

General.  Through Petroleum and Avanti, the Company engages in oil and gas operations which require certain detailed disclosures.  Unless indicated, the information presented herein is for properties and activities under Petroleum.

Producing Activities

Production Volumes. Our production volumes for 2013 totaled 9,888 Boe, representing a decrease of 13% over the 11,375 produced in 2012. The following table shows our total net oil and gas production volumes during the last two years.

	Year Ended December 31,
Production:	2013	2012

Natural Gas (MCF)	18,981	23,538
Oil (Bbl)	6,615	7,316

Total barrels of oil equivalents (BOE)	9,888	11,375

Production Prices and Costs. Our production revenues and estimated oil and gas reserves are substantially dependent on prevailing market prices for natural gas. The following table shows the average sales prices for our oil and gas production during the last two years.

	Year Ended December 31,
Sales Prices and Production Costs:	2013	2012

Average sales prices:
Natural Gas (MCF)	3.67	2.86
Oil (Bbl)	86.69	84.46

Proved Oil and Gas Reserves

General. The estimates of our proved oil and gas reserves as of December 31, 2011 were prepared by James Engineering, independent petroleum engineers, in accordance with regulations of the Securities and Exchange Commission (“SEC”). These estimates were rolled forward to calculate the reserve data as of December 31, 2013 and 2012 using actual production information.  Under those regulations, proved reserves are limited to estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, using prices and costs as of the date the estimate is made. These prices and costs are held constant over the estimated life of the reserves. Our reserve estimates should be read in conjunction with the supplementary disclosure on our oil and gas development and producing activities and oil and gas reserve data included in the footnotes to our consolidated financial statements at the end of this report.

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

Reserve Quantities. The following table summarizes the estimates by Mackenzie Land and Exploration, Ltd. of our proved developed producing reserve volumes as of December 31, 2013 and 2012, as rolled forward from the December 31, 2011 reserve report data. Proved developed producing reserves are the estimated amounts of oil and gas that can be expected to be recovered from existing wells with existing equipment and operating methods.

Estimated Proved Developed Reserves:	As of December 31,
	2013	2012
Natural gas (Mcf)
Proved properties	12,593	20,758
Unproved properties	--	—
Total natural gas (Mcf)	12,593	20,758

Crude oil
Proved properties	19,170	25,708
Unproved properties	—	—
Total crude oil (Bbl)	19,170	25,708

Total gas equivalents (Mcfe)	21,342	29,288

Reserve Values. The following table summarizes the estimates Mackenzie Land and Exploration, Ltd of future net cash flows from the production and sale of our proved developed producing reserves as of December 31, 2013, as rolled forward from the reserve report dated December 31, 2011, and the present value of those cash flows, discounted at 10% per year in accordance with SEC regulations to reflect the timing of net cash flows. The future net cash flows were computed after giving effect to estimated future development and production costs, based on year-end costs and assuming the continuation of economic conditions at the time of the estimates. The standardized measure of future net cash flows gives effect to future income taxes on discounted future cash flows based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits.

The prices used in the following estimates were based on prices we received for our oil and gas production at the end of each reported period, without escalation. The prices as of December 31, 2011 had a weighted average of $3.67 per Mcf of natural gas and $86.69 per barrel of crude oil.  The estimates are highly dependent on the year-end prices used in the computation and are subject to considerable uncertainty.

Oil and Gas Properties

Oil and Gas Interests. The following table shows our ownership interests under oil and gas leases and states in which those leases are located as of December 31, 2013. Our leases are for varying primary terms and are generally subject to specified royalty or overriding royalty interests, development obligations and other commitments and restrictions.  Our ownership interests as of December 31, 2013 are associated with multiple parcels of varying acreage.

Productive Wells. The following table shows, by state, our gross and net productive oil and gas wells as of December 31, 2013. The table does not include wells that were in progress or were drilled by year end but were awaiting installation of gathering lines prior to completion.

Competition

Although we are not in direct competition with other oil and gas entities engaged in the exploration and production of oil and gas, the Company is engaged in numerous, drilling and income programs and partnerships exploring various areas of the United States and elsewhere competing for properties.

Regulation

General. Although our business operations are not directly subject to regulation by state, federal regulatory bodies or environmental regulations, the oil and gas business is subject to broad federal and state laws that are routinely under review for amendment or expansion. Various federal, state and local departments and agencies that administer these laws have issued extensive regulations that are binding on industry participants. Many of these laws and regulations, particularly those affecting the environment, have become more stringent in recent years, and some impose penalties for noncompliance, creating the risk of greater liability on a larger number of potentially responsible parties. The following overview of oil and gas industry regulation is summary in nature and is not intended to cover all regulatory matters that could affect our operations.

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

Environmental Regulation. Participants in the oil and gas industry are subject to numerous federal, state and local laws and regulations designed to protect the environment, including comprehensive regulations governing the treatment, storage and disposal of hazardous wastes. Liability for some violations of these laws and regulations may be unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental cleanup costs or damages on claims by the state or private parties. Under regulations adopted by the Environmental Protection Agency and similar state agencies, producers must prepare and implement spill prevention control and countermeasure plans to deal with the possible discharge of oil into navigable waters. State and local permits or approvals may also be needed for waste-water discharges and air pollutant emissions. Violations of environment regulations or permits can result in substantial liabilities, penalties and injunctive restraints.

We invest in wells that are operated by third-party operators. Those third-party operators may be subject to certain oil and gas regulation and oversight.  To the best of our knowledge, their production activities comply with all applicable environmental regulations, permits and lease conditions.  While we believe their operations conform to those conditions, we remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators of properties in which we own interests. In any of those events, we could be exposed to liability for cleanup costs or damages in excess of insurance coverage, and we could be required to remove improperly disposed waste, remediate property contamination or undertake plugging operations to prevent future contamination.

Item 1A.              RISK FACTORS

Not applicable to smaller reporting company.

Item 1B.              Unresolved Staff Comments

The Company is delinquent with filings under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Prior to filing this 2013 Form 10-K, the last periodic report filed by the Company was a Form 10-K for its fiscal year ending December 31, 2008, which was filed May 18, 2009 (the “2008 Form 10K”).  The 2008 Form 10K, did not include an audit report with the financial statements. The Commission issued a comment letter to the Company dated July 29, 2009 (“July 2009 Comment Letter”), with specific comments regarding the financial statements included in the 2008 Form 10K. In response to the July 2009 Comment Letter, the Company requested an extension of time to respond because of financial constraints. The Commission issued a comment letter dated September 2, 2009 (“September 2009 Comment Letter”), requesting that the Company file a Form 8-K to disclose the information as unaudited under Item 4.02, as applicable considering the financial reporting issues identified in the July 2009 Comment Letter. Because financial and other reasons beyond the Company’s control, the Company failed to make the requested Form 8-K filing or otherwise amend the 2008 Form 10K or make any other periodic report filings.

Now, with respect to the Company’s efforts to change its delinquent status the Company filing this 2013 Form 10K for the fiscal year ending December 31, 2013, that includes financial statements for the Company’s last two fiscal years ending December 31, 2013 and 2012, that have been audited by an independent registered public accounting firm and intends to file the quarterly reports on Form 10-Q for the three, six and nine month periods ended March 31, 2014, June 30, 2014 and September 30, 2014 (the “2014 Form 10-Qs”) as soon as practicable following the filing of this 2013 Form 10-K. The 2014 Form 10-Qs will contain the Company’s unaudited financial statements for the quarterly periods ended March 31, June 30, and September 30, 2014 and 2013, respectively.

                The Company believes that by filing the 2013 Form 10-K and the 2014 Form 10-Q that any unresolved comments raised by the Commission in its July 2009 and September 2009 Comment Letters will be satisfied.

Item 2.   Properties

From January 1, 2012 to December 31, 2013 the Company informally occupied less than 200 square feet of accounting office space in Burbank, Ohio at the site of its bookkeeping and accounting consultant.  As of the date of this report, the Company solely occupies rental office space in Columbus Ohio on a sub-leased basis for both its headquarters and accounting operations at a monthly cost of approximately $1,200.  The current lease began in April, 2014 and is renewed on a month-to-month basis.

Item 3.   Legal Proceedings

The Company filed a complaint in the United States District Court, Southern District of Ohio, Eastern Division, titled Capital City Energy Group, Inc., et. al., Plaintiffs, vs Kelley Drye & Warren LLP, et. al., Defendants, Case No. 2:11-cv-00207 (the “Matter”). The Company settled the Matter with the defendants and a stipulation of dismissal with prejudice was entered by the parties on March 6, 2014.  From time to time, the Company may be a party to various legal actions in the normal course of our business.  Currently, Management believes that the Company is not party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial condition, result of operations or cash flows.

Item 4.   Mine Safety Disclosures.

Not Applicable

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, CETG and trading in the common stock is extremely limited.  The following table sets forth the range of high and low closing prices for the common stock for the periods indicated as quoted on the OTC Pinks of the OTC Markets Group.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

2013
Quarter Ended	High $	Low $
December 31, 2013	$0.0200	$0.0120
September 30, 2013	$0.0300	$0.0155
June 30, 2013	$0.0500	$0.0110
March 31, 2013	$0.0813	$0.0110
2012
Quarter Ended	High $	Low $
December 31, 2012	$0.0813	$0.0030
September 30, 2012	$0.0050	$0.0050
June 30, 2012	$0.0050	$0.0016
March 31, 2012	$0.0030	$0.0016

(b)           Holders

At December 31, 2013, there were 85,706,695 shares of Common Stock issued and outstanding As of December 31, 2013, there were 436 holders of shares of Common Stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities.  There are no redemption or sinking fund provisions applicable to the Common Stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, NV 89014, Telephone: 702-818-5898.

(c)           Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

(d)           Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)           Recent Sales of Unregistered Securities

None.

(f)            Issuer Purchases of Equity Securities

None.

Item 6.   Selected Financial Data

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 7.                  Management’s Discussion and Analysis and Plan Of Operation

This discussion and analysis contains forward-looking statements relating to future events, our future financial performance and financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes theretoincluded elsewhere in this report.

Overview

Our Company, through our subsidiaries, is an expanding energy company that has evolved from the design, management and sponsorship of the Funds to become a integrated, independent energy company building a portfolio of core E&P assets which provide attractive returns on investment and growth opportunities through the development and ownership of both various, non-operated well interests and wells developed and operated by itself.  Additionally, the Company will occasionally utilize its historic fund management experience in developing and managing upstream investment opportunities for others, through the various investment models with which it is familiar and the comprise the most advantageous structures.  This business plan will continue to opportunistically evolve, along with emerging developments in contemporary energy markets.

Summary of Our Plan

While we will continue to be opportunistic, the Company will continue to focus the majority of its attention on the oil and gas production activities of the CCP subsidiary as plans to obtain additional funding are finalized.  More details of our business plan are found in the “Description of Our Company” portion of this Annual Report.

It is also our plan to continue the non-operation for Eastern and significantly restrict Avanti’s activities to existing projects.

We do not currently have sufficient funding to implement all phases of our business plan for the next 12 months and do need to raise additional funding for this purpose.

Results Of Operations For The Year Ended December 31, 2013:

Revenues

On a consolidated basis oil and gas revenues decreased to $720,332 during year ended December 31, 2013, compared to oil and gas revenue of $782,335 recorded during the same period for 2012.

Total net oil and gas production realized from principal investments was 6,615 barrels of oil and 18,981 thousand cubic feet (MCF) of natural gas for the year ended December 31, 2013.  The comparative data for the same period of 2012 was 7,316 barrels of oil and 23,538 thousand cubic feet (MCF) of natural gas.

Lease Operating Expenses and Dry Hole Expense

For the year ended December 31, 2013, lease operating expenses (LOE) increased to $375,021 compared to $303,722 during the 2012 fiscal year.

Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation, Depletion, and Accretion

Depreciation, depletion and accretion expenses totaled $94,669 for the year ended December 31, 2013, compared to $153,416 for the year ended December 31, 2012. This decrease was expected due primarily to decreased oil and gas production during the 2013 fiscal year.

Selling, General and Administrative Expenses

For the year ended December 31, 2013, the general and administrative expenses totaled $171,773 which was a decrease from expenses of $308,563 posted during the same time period in 2012.  The decrease in operating expenses was driven by the Company’s overall reduction in business activity as necessitated by cash flow concerns.

Professional Fees

Professional fees totaled $394,875 for the year ended December 31, 2013, compared to $552,136 for the year ended December 31, 2012. This decrease was expected due primarily to a reduction in the Company’s reliance upon and usage of outside consultants and a reduction in legal fees incurred.

Other Income (Expenses)

For the year ended December 31, 2013 the Company recognized total other income of $719,106, a significant increase over the ($114,237) in total other expenses incurred in the 2012 fiscal year.  This increase resulted primarily from the Company’s $826,273 gain on sale of assets in 2013, partially offset by 2013 interest expense of $107,167.  In 2012 the Company recognized a smaller gain on sale of assets of $117,620, but this amount was offset by interest expense of $106,478 and a loss on impairment of investment totaling $133,929.

Net Income (Loss)

Net income for the year ended December 31, 2013 was $403,100 compared to a net loss of $649,739 for the same period in 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $654,537.  The current assets consisted mainly of cash in the amount of $640,342, accounts receivable of $4,896 and other current assets totaling $9,299.

Our total current liabilities as of December 31, 2013 were $4,973,616. The current liabilities consist of accounts payable and accrued expenses in the amount of $2,254,310, notes payable-current portion in the amount of $940,167, $1,480,000 of debt related to a participating interest financing arrangement, and a joint venture liability totaling $239,078.

 Cash Flow From Operating Activities

For the year ended December 31, 2013, net cash used in operating activities was $262,811 versus net cash provided by operating activities of $29,309 for the same twelve-month period ended December 31, 2012.

Cash Flow From Investing Activities

For the year ended December 31, 2013, net cash provided by investing activities was $844,165 primarily attributed to the sale of certain oil and gas properties. For the year ended December 31, 2012, net cash used in investing was $0-.

Cash Flow From Financing Activities

For the year ended December 31, 2013, net cash used by financing activities was $6,000 versus net cash used in financing activities of $12,250 for the same period ended December 31, 2012.  Financing activities principally consisted of proceeds from and payments on notes payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through December 31, 2013 of $34,702,418 and has a working capital deficit of $4,319,079 at December 31, 2013.  Revenues during the year ended December 31, 2013 were not sufficient to cover the Company’s operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

The Company’s audited consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from the public markets and selected other investors sufficient to meet its minimal operating expenses, occasionally seeking additional equity and/or debt financing as warranted by future projects. However Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  An acceleration of acquisitions or our planned investments in energy properties and continued expansion of our various divisions over the next twelve months may require additional expenditures. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Any equity financing could result in significant dilution to our shareholders.  The Company continues to analyze its monthly cost structure to reduce the overall cash expenditures until additional capital is raised or cash flows from operations are generated. There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

The Company recognizes virtually all of its income from the from the sale of oil and gas production from the managed energy funds and from investments it makes for its own account.

Revenues from the management of energy funds are recognized when the services are performed. Intercompany revenues are eliminated in the consolidation.

Revenues from the production of natural gas and oil properties in which the Company have an interest are based on the respective Company’s net working interests.  These revenues are recorded when the gas or oil passes to the purchasers.

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

Oil and Gas Properties

In accordance with Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas, the Company follows the successful efforts method of accounting for its oil and gas activities.  Accordingly, the cost associated with developmental oil and gas properties are capitalized and recovered using units of production cost depletion method.  Exploratory cost, including the cost of exploratory dry holes and related geological and geophysical cost are charged as current expense.  In instances where the status of a well is indeterminable at the end of the year, it is the Company’s practice to capitalize these costs as oil and gas properties, until such time as the outcome of drilling becomes known to the Company. Wells cannot remain in a status of indeterminable for a period greater than twelve months.

Impairment of Long Lived Assets and the Disposal of Long Lived Assets

Pursuant to Accounting Standards Codification Topic 932, the Company performs an impairment test (ceiling test) at each reporting date whereby the carrying value of the oil and gas properties is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues.

The Company has recognized no expense from impairment of our reserves during the 2013 and 2012 fiscal years.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Capital City Energy Group, Inc.

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Capital City Energy Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audits included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over consolidated financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Energy Group, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and its current cash flow is not enough to meet current needs.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to this matter are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

January 12, 2015

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012
CURRENT ASSETS

Cash	$640,342	$64,988
Accounts receivable	4,896	7,896
Other current assets	9,299	2,996

Total Current Assets	654,537	75,880

PROPERTY AND EQUIPMENT

Oil and gas properties	5,534,535	6,454,808
Accumulated depletion and depreciation	(5,267,990)	(6,079,723)

Total Property and Equipment	266,545	375,085

OTHER PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS

Security deposits	375	375

Total Other Assets	375	375

TOTAL ASSETS	$921,457	$451,340

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,254,310	$2,185,314
Participating interest	1,480,000	1,480,000
ARO liability	60,061	56,040
Joint venture liability	239,078	239,078
Notes payable, current portion	940,167	943,156

Total Current Liabilities	4,973,616	4,903,588

NON-CURRENT LIABILITIES

Notes payable, long-term	42,615	45,626

Total Non-Current Liabilities	42,615	45,626

TOTAL LIABILITIES	5,016,231	4,949,214

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.0001 par value,
10,000,000 shares shares authorized, 3,062,234 shares
issued and outstanding	3,062	3,062
Common stock, $0.0001 par value, 500,000,000 shares
authorized, 85,706,695 shares
issued and outstanding	85,706	85,706
Additional paid-in capital	30,518,876	30,518,876
Retained earnings (deficit)	(34,702,418)	(35,105,518)

Total Stockholders' Equity (Deficit)	(4,094,774)	(4,497,874)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$921,457	$451,340

The accompanying notes are an integral part of these financial statements. F-3

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012

REVENUE	$720,332	$782,335

COST OF SALES	375,021	303,722

GROSS PROFIT	345,311	478,613

OPERATING EXPENSES

General and administrative expenses	171,773	308,563
Depletion, depreciation, and accretion	94,669	153,416
Professional fees	394,875	552,136

Total Operating Expenses	661,317	1,014,115

LOSS FROM OPERATIONS	(316,006)	(535,502)

OTHER INCOME (EXPENSES)

Gain on sale of assets	826,273	117,620
Gain on settlement of debt	-	8,550
Loss on impairment of investment	-	(133,929)
Interest expense	(107,167)	(106,478)

Total Other Income (Expenses)	719,106	(114,237)

INCOME (LOSS) BEFORE INCOME TAXES	403,100	(649,739)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$403,100	$(649,739)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	85,706,695	85,706,695

The accompanying notes are an integral part of these financial statements. F-4

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2011	3,062,234	$3,062	85,706,695	$85,706	$30,518,876	$(34,455,779)	$(3,848,135)

Net loss for the year ended
December 31, 2012	-	-	-	-	-	(649,739)	(649,739)

Balance, December 31, 2012	3,062,234	3,062	85,706,695	85,706	30,518,876	(35,105,518)	(4,497,874)

Net income for the year ended
December 31, 2013	-	-	-	-	-	403,100	403,100

Balance, December 31, 2013	3,062,234	$3,062	85,706,695	$85,706	$30,518,876	$(34,702,418)	$(4,094,774)

The accompanying notes are an integral part of these financial statements. F-5

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$403,100	$(649,739)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation, depletion, and accretion	94,669	153,416
(Gain) loss on disposal of assets	(826,273)	(117,620)
Gain on settlement of debt	-	(8,550)
Loss on impairment of investment	-	133,929
Changes in operating assets and liabilities:
Accounts receivable	3,000	(7,896)
Other current assets	(6,303)	2,653
Redemption of participating interests	-	(10,000)
Accounts payable and accrued expenses	68,996	415,496

Net Cash Used in Operating Activities	(262,811)	(88,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	844,165	117,620

Net Cash Provided by Investing Activities	844,165	117,620

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(6,000)	(12,250)

Net Cash Used in Financing Activities	(6,000)	(12,250)

NET INCREASE IN CASH	575,354	17,059

CASH AT BEGINNING OF YEAR	64,988	47,929

CASH AT END OF YEAR	$640,342	$64,988

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$84,700	$84,700
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements. F-6

Note 1.    Organization and Business Operations

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

On March 11, 2008, the Company merged with Capital City Energy Group, Inc.  Capital City Energy Group, Inc., was founded in 2003 and is headquartered in its offices in Columbus, Ohio, from where it conducts its growing energy business that is principally in the upstream oil and gas exploration and production (“E&P”) industry.  Its business has evolved from its beginnings to where it recently resumed its core pursuits as an innovative leader in the design, management and sponsorship of retail and institutional, direct participation energy programs.  With fractional and wholly owned well holdings diversified across the United States, the Company opportunistically seeks out conventional and unconventional projects, occasionally self-operated and from among its historic and developing list of operator affiliates and partners.

The Company was in transition throughout 2008 as it moved from receiving the majority of revenue from the Fund Management Division of the Company in 2007 and previous years to receiving the majority of revenue from the direct ownership of interests in energy properties.

During 2008 the Company acquired Avanti Energy Partners, which had managed the Capital City Energy Funds.  Avanti transitioned to a small, full-service oil and natural gas operating company during 2008.  A second acquisition was transacted in the first half of 2008 in the oilfield service sector. The Company acquired was Eastern Well Services,  LLC and began operations through consulting oil and natural gas operating companies on their well completion in the continental United States and internationally.

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

The Company acquired 100% of the capital stock of Hotwell Services Inc. (“Hotwell”), an emerging oilfield service company operating in the Appalachian Basin, on December 31, 2008.  The Company purchased Hotwell for $5,000,000, through the issuance of 2,777,778 shares of common stock valued at $1.80 per share.  On February 15, 2011 the Company entered into an Asset Sale Agreement whereby the Company sold 100% of Hotwell’s assets and approximately 88 percent of its liabilities.  As of December 31, 2013 the Hotwell subsidiary is largely inactive.

Revenue Sources

The Company’s results of operations are dependent on two sources of revenue.

The Principal Investment Division contains our primary source of revenue which accounts for approximately 99% of revenue earned during the years ended December 31, 2013 and 2012.  The Principal Investment Divisions earns oil and natural gas revenue received from the ownership interests in more than 80 energy properties located in 12 different states.

The Fund Management Division earns 2% annual management fees for managing the Capital City Energy Funds.  During the years ended December 31, 2013 and 2012 this Division earned less than one percent of the Company’s gross revenues.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. At December 31, 2013, the Company had approximately $336,130 in excess of federally insured limits (the FDIC insured deposits have been temporarily increased to $250,000).  The Company maintains cash accounts only at large high quality financial institutions and the Company believes the credit risk associated with cash held in banks is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of December 31, 2013 and 2012, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Fair Value of Financial Instruments

As of December 31, 2013, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

Principles of Consolidation

The Company’s financial statements include the accounts of the Company and its wholly owned subsidiaries: Eastern Well Services, LLC, Capital City Petroleum, Inc. Avanti Energy Partners, Inc. and Hotwell, Inc. All significant intercompany transactions have been eliminated in the consolidation.

Note 2.   Summary of Significant Accounting Policies (Continued)

Oil and Gas Properties, Successful Efforts Method

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  We evaluate our proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable.  Capital City follows Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas, in performing an impairment test (ceiling test) for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

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

Under Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas, drilling costs for exploratory wells are initially capitalized but generally must be charged to expense unless the wells are determined to be successful within one year after completion of drilling. The one-year limitation may be exceeded for an exploratory well only if sufficient reserves have been found to justify its completion and sufficient progress has been made in assessing the reserves and the economic and operating viability of the project. If the exploratory well does not meet both criteria, its capitalized costs are expensed, net of any salvage value. Annual disclosures are required under FSP No. 19-1 to provide information about management’s evaluation of capitalized exploratory well costs, including disclosure of (i) net changes from period to period in the costs for wells that are pending the determination of proved reserves, (ii) the amount of any exploratory well costs that have been capitalized for more than one-year after the completion of drilling and (iii) an aging of suspended exploratory well costs and the number of wells affected. See Note 2 – Oil and Gas Properties.

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

Note 2.   Summary of Significant Accounting Policies (Continued)

Consolidation of Variable Interest Entities

The Company evaluates and consolidates where appropriate its less than majority-owned investments pursuant to Accounting Standards Codification Topic 810, Consolidation.  A variable interest entity (VIE) is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with proportionate voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Topic 810 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE.  The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both. The Company has determined that the Capital City Energy Funds qualify as VIEs, however, they have determined that the Company is not the primary beneficiary. Accordingly, the Company has not consolidated the Capital City Energy Funds.

Asset Retirement Obligations

The Company follows the provisions of Accounting Standards Codification 410, Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For the Company, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Income Taxes

The Company accounts for income taxes pursuant to Accounting Standards Codification 740, Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes are provided on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Topic 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Topic 740 also implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities

Revenue Recognition

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

Note 2.   Summary of Significant Accounting Policies (Continued)

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Note 3.   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through December 31, 2013 of $34,702,418 and had a working capital deficit of $4,319,079 at December 31, 2013.   Revenues for the year ended December 31, 2013 and 2012 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Note 4.   Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the year ended December 31, 2013 and 2012 amounted to $86,282 and $144,432, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of December 31, 2013 and 2012 oil and gas properties consisted of the following:

	2013	2012

Proved producing properties	$5,534,535	$6,454,808
Proved non-producing properties	-	-
Unproved properties	-	-
Total	5,534,535	6,454,808
Accumulated Depletion	(5,267,990)	(6,079,723)
Net Oil and Gas Properties	$266,545	$375,085

Note 5.   Participating Interest Financing Arrangement

The Company entered into a series of financing agreements for aggregate proceeds of $1,500,000 whereby participating revenue interests were conveyed to individual lenders in certain oil and gas properties owned by the Company. The principal terms of the agreements provided for a production payment from the net revenue interests in certain wells in which the Company owns a working interest; provided a minimum return on investment of 12% in the first year only; and provided a put option to the holders in Month 13. The put option provided the holder the sole right to put the participating revenue interest to the Company for the original principal amount. The put options expired in May of 2009. Since the inception of the Arrangement the Company has repaid $20,000 against these participating interests. Accordingly, there are participating interest liabilities totaling $1,480,000 as of December 31, 2013 and 2012.

Note 6.   Notes Payable

During the year ended December 31, 2008 the Company entered into a $51,206 note payable agreement with an unrelated third party entity.  The note is non-interest bearing and is due on demand.  The Company has paid $2,330 against the note principal, leaving the unpaid principal balance at $48,876 at December 31, 2013 and 2012.

On April 29, 2009 the Company consummated eleven notes payable with various lenders whereby the Company received cash proceeds totaling $605,000.  The notes all accrue interest at a rate of 14 percent per annum, and became due on March 11, 2014.  As of December 31, 2013 the Company had paid no principal payments on the notes, but had paid current all accrued interest.

On August 18, 2009 the Company entered into a note payable agreement with an unrelated third party entity whereby the Company borrowed $212,500.  The note originally accrued interest at a rate of seven percent per annum, but upon default the effective interest rate increased to 17.5 percent per annum.  As of December 31, 2013 and 2012 the entire principal balance of the note remained outstanding, and the Company owed accrued interest totaling $65,002 and $50,127, respectively.

On August 31, 2010 the Company entered into a $80,067 note payable agreement with a related party individual.  The note is non-interest bearing and is due on demand.  Subsequent to the note date, the Company made payments on the note totaling $8,750, and made new borrowings under the note in the amount of $2,286.  As of December 31, 2013 and 2012 the outstanding principal balance on the note totaled $73,603 and $76,603, respectively.

 On June 5, 2012 the Company entered into a $47,054 note agreement with an unrelated third party.  The note accrues interest at a rate of six percent per annum and is due on demand.  The note calls for interest payments of $250 per month through December 1, 2017, at which time a final payment of $46,355 is due.  During the years ended December 31, 2012 and 2013 The Company made payments totaling $4,250 on the note, leaving an unpaid principal balance of $42,804 and $45,804 as of December 31, 2013 and 2012, respectively.  Accrued interest on the notes totaled $4,130 and $1,309 at December 31, 2013 and 2012, respectively.

Future maturities on the Company’s outstanding notes payable are as follows:

Year	Payments Due
2014	$ 940,167
2015	3,000
2016	3,000
2017	36,615
Total	$ 982,782

Note 7 - Joint Venture Liability

During the 2008 calendar year the Company’s Avanti subsidiary entered into a series of Joint Venture Participation Agreements with various unrelated entities for the purpose of acquiring fractional interests in oil and gas leases in Ohio, and the drilling, completion, and production of oil and gas.  Avanti was to serve as the Managing Joint Venturer and as operator on all of the oil and gas leases to be acquired.

Pursuant to the sale of participation interests in the joint venture, Avanti raised $677,121.  With these funds, the joint venture made $463,394 in expenditures toward the purchase and development of certain oil and gas properties.  As of December 31, 2011, the acquired properties were deemed unsuccessful and the projects were abandoned.

As of December 31, 2013 and 2012, Avanti maintains a liability to the investors in the joint venture of $239,078, representing the difference between funds raised pursuant to the joint venture and funds actually expended toward the project’s stated objectives.

Note 8 - Stockholders’ Equity

At December 31, 2013 and 2012 the Company had authorized 10,000,000 shares of preferred stock, of which 3,062,234 shares were issued and outstanding.  The preferred stock has no redemption or liquidation preference, and currently has no designation to be converted into shares of common stock.  The Company also has authorized 500,000,000 shares of common stock, of which 85,706,695 shares were issued and outstanding.

Note 9 – Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2013 and 2012, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $185,695. The fair value of the liability at December 31, 2013 and 2012 is estimated to be $60,061 and $56,040, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2013	December 31, 2012
Balance, beginning of year	$56,040	$52,073
Liabilities incurred	--	--
Disposal	(929)	(1,590)
Accretion expense	4,950	5,557
Balance, end of year	$60,061	$56,040

Note 10 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes , which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Note 10 - Income Taxes(Continued)

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Loss carry forwards (expire through 2033)	$5,053,100	$5,192,200
Contribution carryforward	20,400	20,400
Capital loss carryforward	34,200	34,200
Asset retirement obligation	20,400	19,100
Accumulated loss on impairment of investment – unrealized per tax	45,500	45,500
Valuation allowance	(5,173,600)	(5,311,400)
Net deferred taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2013 and 2012 due to the following:

	December 31, 2013	December 31, 2012
Book income (loss) from operations	$137,100	$(220,900)
Other	2,000	2,200
Impairment of investment	-	45,500
Change in valuation allowance	(139,100)	173,200
Total provision for income taxes	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards of approximately $14,862,000 through 2033.  No tax benefit has been reported in the December 31, 2013 and 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax returns for the previous five years remain subject to examination. The Company’s income tax returns in state income tax jurisdictions also remain subject to examination for the previous five years. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations.

Note 11 - Subsequent Events

On May 12, 2014 the Company issued 250,000 shares of common stock to an unrelated third party as payment for services rendered.  The shares were valued at $0.04 per share, being the market price of the stock on the date of issuance, resulting in a total value of $10,000.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Oil and Gas Producing Activities

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU No. 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries - Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the final rule of the Securities and Exchange Commission (the “SEC”), "Modernization of Oil and Gas Reporting." ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Oil and Gas Reserves  Users of this information should be aware that the process of estimating quantities of "proved," "proved developed," "proved undeveloped" and "probable" crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. See ITEM 1A. Risk Factors.

Proved reserves represent estimated quantities of crude oil, natural gas liquids and natural gas that geoscience and engineering data can estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Oil and Gas Producing Activities (Continued)

Probable undeveloped reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2013 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2013 and 2012, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	December 31, 2013	December 31, 2012

Net Proved Developed Reserves:
Crude oil (Bbls)	19,170	25,708
Natural gas (Mcf)	12,593	20,758
Oil equivalents (Boa)	21,342	29,288

Net Proved Undeveloped Reserves:
Crude oil (Bbls)	-	-
Natural gas (Mcf)	-	-
Oil equivalents (Boe)	-	-

Net Proved Developed and Undeveloped Reserves:
Crude oil (Bbls)	19,170	25,708
Natural gas (Mcf)	12,593	20,758
Oil equivalents (Boe)	21,342	29,288

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas ProducingActivities The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2013 and 2012:

	At December 31, 2013	At December 31, 2012

Proved leasehold costs	$-	$-
Costs of wells and development	5,518,611	5,437,179
Capitalized asset retirement costs	15,924	17,629
Total cost of oil and gas properties	5,534,535	6,454,808
Accumulated depreciation and depletion	(5,267,900)	(6,079,723)
Net Capitalized Costs	$266,545	$375,085

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Acquisition of properties:
Proved	$-	$-
Exploration costs	-	-
Development costs	-	-
Net Capitalized Costs	$-	$-

Results of Operations for Oil and Gas Producing ActivitiesThe following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Crude oil and gas revenues	$713,132	$775,716
Production costs	(375,021)	(303,722)
Depreciation, depletion and accretion	(94,669)	(153,416)
Results of operations for producing activities, excluding corporate overhead	$243,442	$318,578

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves  The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on a $86.69/BO crude oil price, and a gas price of $3.67/MCF. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and natural gas reserves.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible reserves as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Future cash inflows	$1,477,672	$2,190,804
Future production and development costs	(966,700)	(1,229,869)
Future income tax and insurance expense	(93,372)	(129,183)
Future net cash inflows	417,600	831,752
10% annual discount for estimated timing of cash flows	(258,572)	(515,008)
Standardized measure of discounted future net cash flows	$159,028	$316,744

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows  The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Beginning of period	$316,744	$533,119
Revenues less production and other costs	(345,311)	(478,613)
Changes in price, net of production costs	-	-
Development costs incurred	-	-
Net changes in future development costs	-	-
Purchases of reserves in place	-	-
Accretion of discount	53,384	79,147
Net change in income taxes	22,174	23,310
Timing differences and other	112,037	159,781
End of period	$159,028	$316,744

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On February 20, 2014, we dismissed Malone Bailey, LLP (“MaloneBailey”) as our independent registered public accounting firm. The decision to dismiss MaloneBailey was approved by our board of directors on February 20, 2014, and we notified MaloneBailey of their dismissal on February 20, 2014.

During the time of MaloneBailey’s engagement (May 15, 2013 to February 20, 2014) as our independent registered public accounting firm MaloneBailey did not issue any reports on the our financial statements and (i) there were no disagreements between us and MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the matter in a report on our financial statements; and (ii) there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

We requested MaloneBailey furnish us with a letter addressed to the SEC stating whether it agrees with the statement made above by us and a copy of such letter was filed with the SEC as an exhibit to our current report on Form 8-K, dated February 20, 2014.

(b) On February 20, 2014, we engaged HJ & Associates, LLC (“HJ”) to serve as our independent registered public accounting firm for the years ending December 31, 2013 and 2012. During the two fiscal years ended December 31, 2013 and 2012, we did not consult with HJ regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. The decision to engage HJ was approved by our board of directors on February 20, 2014.

Item 9A. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our evaluation of disclosure controls and procedures identified certain material weaknesses including a lack of adequate segregation of critical accounting duties, inadequate industry accounting competencies of accounting staff (which resulted in material audit adjustments being proposed by our auditors), and inadequate record keeping policies and procedures.

(b)

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.                Directors, Executive Officers, and Corporate Governance of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the members of our Board of Directors and our executive officers. All of our directors were appointed on February 10, 2010. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the Board of Directors.

Name	Age ‡	Office(s) Held
Timothy S. Shear	59	President & Chief Executive Officer – Capital City Energy Group and all subsidiaries, Director
Todd E. Crawford	56	Chairman of the Board, Director
William D. Faith*	59	Secretary/Treasurer and Director*
Michael J. McKenzie**	76	Secretary-Treasurer and Director**

‡ The ages of the Company’s officers and directors as set forth in the table above reflects the age of said person as of the date of this report.

*William D. Faith, as of May 12, 2014 and continuing to the date of this filing, was appointed by the Board to succeed Michael J. McKenzie as the Company’s Secretary-Treasurer, as well as all of the Company’s subsidiaries.

**Michael J. McKenzie, as of May (12,) 2014 resigned as the Secretary-Treasurer of the Company.  At that time and continuing to the present date, the status of Mr. McKenzie and his position on the Board of Directors was changed to Director Emeritus.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Timothy S. Shear,President and Chief Executive Officer, joined the firm as a Director pursuant to his election in February 2010, assuming his present roles (as of the date of this filing) as a corporate officer by the appointment of the Board in February 2010.  Although he also served as Chairman of the Board (COB), as of February 2010, Todd E. Crawford was appointed as his successor COB in February 2011.  Mr. Shear was involved as an investment banker in the Company’s original formation and business, as part of his 25 years of professional practice within the financial services industry and as the holder of various securities licenses.  Shear’s financial services career continues, in addition to his duties with the Company, and includes service as an investment advisor, presently as Senior Vice President at Capital City Partners, Inc. (a stockholder of the Company) and its FINRA-registered broker/dealer and SEC-registered investment advisor.  Previously, his tenure of 11 years at Diamond Hill Capital Management included a focus as a member of its banking team, successfully taking that firm’s parent organization to its present status as a public corporation.  Shear’s earlier career, over nearly two decades in Ohio governmental affairs and political affairs, spanned work from the Ohio Legislature to certain executive branch offices within the State of Ohio.  Mr. Shear’s baccalaureate and graduate training were at the Ohio State University (B.A., 1984).

Todd E. Crawford, Chairman of the Board of Directors, was elected to the Company’s Board in February 2010, pursuant to his leadership of the successful, management take-over of the Company resulting from the special election held at that time.  Subsequently appointed by the Board as its Chairman in February 2011 (which service continues to the date of this filing), Mr. Crawford was a founding partner of the financial services company which originally created the Company’s Funds and successor entities.  Continuing in his tenure at this financial services company, Capital City Partners, Inc., where he serves as Chief Executive Officer and Chairman of the Board, Mr. Crawford provides diversified investment counsel and leadership to the Company.  Previously a Vice President at McDonald Investments, a subsidiary of KeyCorp, Mr. Crawford’s career in the securities industry has spanned more than 25 years. Crawford was previously a member of the banking team taking the parent of Diamond Hill Capital Management to its present status as a public corporation.  A life-time resident of Columbus, Ohio, Mr. Crawford conducted his undergraduate studies at the Ohio State University and was affiliated at the beginning of his career in [year] with Northern Securities, a regional and intra-state brokerage firm with extensive experience in the creation, development and management of fractional interest, oil and gas partnerships.

William D. Faith*, Director, was elected to the Company’s Board in February 2010, pursuant to his historic status as an interested shareholder.   Mr. Faith has worked across the national affordable housing field since 1980 and continues to lead not-for-profit corporation COHHIO, Ohio’s lead advocacy organization in that area, where he has been executive director since 1994.  Additionally, Bill Faith is chairman emeritus of the National Low Income Housing Trust, where he continues serving as a board trustee, as well as several additional statewide and local boards such as the Ohio Housing Trust Fund Advisory Board and the Columbus/Franklin County Housing Trust Corporation.  He is the recipient of several prestigious awards, including the Fannie Mae Foundation’s Community Fellowship Award in 2004, retains an active interest in the energy industry and its role as a driver in local and regional economic development.  Mr. Faith, a long-time lobbyist before both state and federal governments, is a lifetime resident of Ohio, where he completed his baccalaureate studies (BSSW, 1978) and further conducted graduate training at the Ohio State University.

Michael J. McKenzie**, Secretary-Treasurer, was elected to the Board of Directors in February 2010, pursuant to his historic status as an interested shareholder.  Mr. McKenzie has worked in the financial services industry since the middle 1960s and has served since December 2003 as an original owner of Capital City Partners, Inc., a diversified, regional financial services company and stockholder of the Company.  Mr. McKenzie’s tenure in the financial services industry, includes significant experience in the creation, development and management of fractional interest, oil and gas partnerships throughout the 1970s at Northern Securities, a regional, intra-state brokerage company based in Columbus and Cleveland, Ohio, where he developed an extensive network of relationships with preferred exploration and production operators which continues to serve the Company.

Family Relationships

None.

Directors and Officers

Our Bylaws authorize no less than one (1) and no more than thirteen (13) directors.  We currently have three directors on the Board.  Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until such director resigns.  Our officers are appointed by our Board and hold office until removed by the Board or pursuant to any of the following:.

1.             any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.             any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.             being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

4.             being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Meetings of Our Board of Directors

Our Board held their first meeting on April 3, 2008 and continued to meet as frequently as monthly, but no less often than quarterly.  In addition to regularly scheduled monthly meetings, our Board of Directors acted by unanimous consent on various matters.

Committees of the Board

We currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. Our Board of Directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees for Directors and we do not have any specific process or procedure for evaluating such nominees. Our Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chairman at the address appearing on the first page of this filing

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors of our Company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in our business and strategy, evaluating our risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

We promote accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications made us; and strive to be compliant with applicable governmental laws, rules and regulations. We have not formally adopted a written code of business conduct and ethics that governs our employees, officers and Directors as we not required to do so at this time.

Our Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants. Our Chief Executive Officer and Chief Financial Officer review our internal accounting controls, practices and policies.

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

CODE OF ETHICS

Code of Ethics and Business Conduct

We adopted a Code of Ethics and Business Conduct which applies to our officers, directors and employees.  The Code of Ethics and Business Conduct are written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code, and accountability for adherence to the code.  We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics and Business Conduct, by written request to the Company, Attention: Corporate Secretary.

Compliance with Section 16(a) of the Exchange Act

The Company is not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934.

Item 11.               Executive Compensation

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Stock/Option Awards	All other Comp.	Total

Timothy Shear, President (1)	2013 2012	$17,500 $27,500	$0 $0	$0 $0	$0 $0	$17,500 $27,500

Todd Crawford, Chief Financial Officer (2)	2013 2012	$17,500 $27,500	$0 $0	$0 $0	$3,329 $0	$17,500 $27,500

NOTES TO SUMMARY COMPENSATION TABLE

(1)

Mr. Shear began employment with the Company on February 10, 2010.  In 2013 the Company’s board of directors approved an executive compensation agreement with Mr. Shear whereby Mr. Shear was entitled to a salary of $120,000 per annum.  As of December 31, 2013 the Company owes Mr. Shear $195,000 in accrued compensation for the 2013 and 2012 fiscal years pursuant to this agreement.

(2)

Mr. Crawford began employment with the Company on February 10, 2010.  In 2013 the Company’s board of directors approved an executive compensation agreement with Mr. Crawford whereby Mr. Crawford was entitled to a salary of $120,000 per annum.  As of December 31, 2013 the Company owes Mr. Crawford $195,000 in accrued compensation for the 2013 and 2012 fiscal years pursuant to this agreement.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to the beneficial ownership of the Common Stock and Series A Preferred Stock as of the effective date of the Merger by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our capital stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 85,708,540 shares of Common Stock outstanding determined as of December 31, 2013.

Name and address of Beneficial Owner [1]	Common Stock Beneficial Ownership[2]	Percent
Todd E. Crawford[2]	53,580,247	63%
William D. Faith[3]	107,293	*
Michael J. McKenzie[4]	1,726,646	2%
Timothy S. Shear	2,516,506	3%
All Officers and Directors as a Group (4 persons)	57,930,692	68%

* Less than 1%

1.           Unless otherwise indicated, the business address for each of the individuals is 1335 Dublin Road, Suite 122-D, Columbus, Ohio 43215.

2.           Figure includes 50,000,000 shares of Common Stock held in the name of Capital City Consulting Group, an entity of which Mr. Crawford owns 98%, and 538,800 shares of common stock held in the name of Mr. Crawford’s spouse.  In addition, Mr. Crawford owns 174 shares of our Series A Preferred Stock.

3.           Figure includes 2,431 shares of Common Stock held in the name of Mr. Faith’s spouse.  In addition, Mr. Faith owns 4,193 shares of our Series A Preferred stock, and Mr. Faith’s spouse owns 2,096 shares of our Series A Preferred Stock.

4.           Figure includes 7,450 shares of Common Stock held in the name of Mr. McKenzie’s spouse, and 564 shares of Common Stock held jointly by Mr. McKenzie and his spouse.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of the Common Stock (computed on a fully diluted basis).

Item 13.               Certain Relationships and Related Transactions

None.

Item 14.               Principal Accountant Fees and Services

(a) On February 20, 2014, we dismissed Malone Bailey, LLP (“MaloneBailey”) as our independent registered public accounting firm. The decision to dismiss MaloneBailey was approved by our board of directors on February 20, 2014, and we notified MaloneBailey of their dismissal on February 20, 2014.

During the time of MaloneBailey’s engagement (May 15, 2013 to February 20, 2014) as our independent registered public accounting firm, MaloneBailey did not issue any reports on the financial statements and (i) there were no disagreements between us and MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the matter in a report on our financial statements; and (ii) there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

MaloneBailey provided us with a letter addressed to the SEC stating that it agrees with the statement made above by us and a copy of such letter was filed with the SEC as an exhibit to our current report on Form 8-K, dated February 20, 2014.

(b) On February 20, 2014, we engaged HJ & Associates, LLC (“HJ”) to serve as our independent registered public accounting firm for the years ending December 31, 2013 and 2012. During the two fiscal years ended December 31, 2013 and 2012, we did not consult with HJ regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. The decision to engage HJ was approved by our board of directors on February 20, 2014.

The following table shows the fees that were billed for the audit and other services provided by such firm for our 2013 and 2012 audit. However, these fees were billed during the fiscal year ending December 31, 2014.

	2013	2012
Audit Fees	$75,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$75,000	$-

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to the 2013 and 2012 audit periods were pre-approved by the Board of Directors.

Item 15.        Exhibits and Financial Statement Schedules

(a)       (1) Financial Statements.

The Consolidated Financial Statements are located beginning on page F-1 of this report.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

Part IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

31.1	Certification of Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital City Energy Group, Inc.

Date: January 12, 2014	By:	/s/ Timothy S. Shear
Timothy S. Shear
Principal Executive Officer /Chief Executive Officer

Capital City Energy Group, Inc.

Date: January 12, 2014	By:	/s/Timothy S. Shear
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Timothy S. Shear	Chief Executive Officer and Director	January 12, 2014
Timothy S. Shear

/s/ William D. Faith	Secretary/Treasurer and Director	January 12, 2014
William D. Faith

/s/ Todd E. Crawford	Director	January 12, 2014
Todd E. Crawford
33