Form 10-Q
period 2014-03-31
Capital City Energy Group, Inc.
filed 2015-04-06
CIK 1386041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  333-140806

CAPITAL CITY ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5131044 (I.R.S. Employer Identification No.)
1335 Dublin Road, Suite 122-D Columbus, Ohio (Address of principal executive offices)	43215 (Zip Code)

(614) 485-3110

Registrant’s telephone number, including area code

_______________________N/A________________________
(Former address, if changed since last report)

______________________N/A_______________________
(Former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☑  No

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes    ☑  No

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐  Yes    ☐  No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 20, 2015, there were 85,949,061 shares of common stock, $0.001 par value, issued and outstanding.

CAPITAL CITY ENERGY GROUP, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1. Financial Statements

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2014 and 2013 follow. The unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
CURRENT ASSETS	(Unaudited)

Cash	$568,092	$640,342
Accounts receivable	13,497	4,896
Other current assets	52,238	9,299

Total Current Assets	633,827	654,537

PROPERTY AND EQUIPMENT

Oil and gas properties	5,553,149	5,534,535
Accumulated depletion and depreciation	(5,279,744)	(5,267,990)

Total Property and Equipment	273,405	266,545

OTHER PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS

Security deposits	375	375

Total Other Assets	375	375

TOTAL ASSETS	$907,607	$921,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,399,978	$2,254,310
Participating interest	1,480,000	1,480,000
ARO liability	61,679	60,061
Joint venture liability	239,078	239,078
Notes payable, current portion	942,417	940,167

Total Current Liabilities	5,123,152	4,973,616

NON-CURRENT LIABILITIES

Notes payable, long-term	38,865	42,615

Total Non-Current Liabilities	38,865	42,615

TOTAL LIABILITIES	5,162,017	5,016,231

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value,
10,000,000 shares shares authorized, 3,062,234 shares
issued and outstanding	3,062	3,062
Common stock, $0.001 par value, 500,000,000 shares
authorized, 85,699,061 and 85,706,695 shares
issued and outstanding	85,699	85,706
Additional paid-in capital	30,518,883	30,518,876
Retained earnings (deficit)	(34,862,054)	(34,702,418)

Total Stockholders' Equity (Deficit)	(4,254,410)	(4,094,774)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$907,607	$921,457

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUE	$173,591	$159,984

COST OF SALES	65,442	75,811

GROSS PROFIT	108,149	84,173

OPERATING EXPENSES

General and administrative expenses	50,241	46,901
Depletion, depreciation, and accretion	12,993	24,383
Impairment expense	31,768	-
Professional fees	142,109	76,156

Total Operating Expenses	237,111	147,440

LOSS FROM OPERATIONS	(128,962)	(63,267)

OTHER INCOME (EXPENSES)

Interest expense	(30,674)	(26,502)

Total Other Income (Expenses)	(30,674)	(26,502)

LOSS BEFORE INCOME TAXES	(159,636)	(89,769)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(159,636)	$(89,769)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	85,702,878	85,706,695

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(159,636)	$(89,769)
Adjustments to reconcile net loss to net
used in operating activities:
Depreciation, depletion, and accretion	12,992	24,383
Impairment of oil and gas properties	31,768	-
Changes in operating assets and liabilities
Accounts receivable	(8,601)	2,033
Other current assets	(42,941)	(47,976)
Redemption of participating interests	-	-
Accounts payable and accrued expenses	145,668	85,152

Net Cash Used in Operating Activities	(20,750)	(26,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(50,000)	-

Net Cash Used in Investing Activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(1,500)	(1,500)

Net Cash Used by Financing Activities	(1,500)	(1,500)

NET (DECREASE) IN CASH	(72,250)	(27,677)

CASH AT BEGINNING OF PERIOD	640,342	64,988

CASH AT END OF PERIOD	$568,092	$37,311

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Capital City Energy Group, Inc. (“Capital City”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Capital City’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2013 as reported in Form 10-K have been omitted.

Note 2.   Organization and Business Operations

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

The Company acquired 100% of the capital stock of Hotwell Services Inc. (“Hotwell”), an emerging oilfield service company operating in the Appalachian Basin, on December 31, 2008.  The Company purchased Hotwell for $5,000,000, through the issuance of 2,777,778 shares of common stock valued at $1.80 per share.  On February 15, 2011 the Company entered into an Asset Sale Agreement whereby the Company sold 100% of Hotwell’s assets and approximately 88 percent of its liabilities.  As of March 31, 2014 the Hotwell subsidiary is largely inactive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. At March 31, 2014 and December 31, 2013, the Company had approximately $318,092 and $390,342 in excess of federally insured limits (the FDIC insured deposits have been temporarily increased to $250,000).  The Company maintains cash accounts only at large high quality financial institutions and the Company believes the credit risk associated with cash held in banks is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of March 31, 2014 and December 31, 2013, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Fair Value of Financial Instruments

As of March 31, 2014, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.  The Company recognized impairment expense of $31,768 and $-0- during the three-month periods ended March 31, 2014 and 2013, respectively.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.   Summary of Significant Accounting Policies (Continued)

Oil and Gas Properties, Successful Efforts Method (Continued)

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

Topic 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Topic 740 also implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities .

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

Income (Loss) per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible preferred stock or other common stock equivalents. The Company did not have any potential common shares outstanding during the periods presented.

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through March 31, 2014 and December 31, 2013 of $34,862,054 and $34,702,418, respectively, and had a working capital deficit of $4,489,325 and $4,319,079 at March 31, 2014 and December 31, 2013, respectively.   Revenues for the three-month periods ended March 31, 2014 and 2013 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Note 4.   Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the three months ended March 31, 2014 and 2013 amounted to $11,755 and $21,571, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of March 31, 2014 and December 31, 2013 oil and gas properties consisted of the following:

	2014	2013

Proved producing properties	$5,553,149	$5,534,535
Proved non-producing properties	-	-
Unproved properties	-	-
Total	5,553,149	5,534,535
Accumulated Depletion	(5,279,744)	(5,267,990)
Net Oil and Gas Properties	$273,405	$266,545

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.   Participating Interest Financing Arrangement

The Company entered into a series of financing agreements for aggregate proceeds of $1,500,000 whereby participating revenue interests were conveyed to individual lenders in certain oil and gas properties owned by the Company. The principal terms of the agreements provided for a production payment from the net revenue interests in certain wells in which the Company owns a working interest; provided a minimum return on investment of 12% in the first year only; and provided a put option to the holders in Month 13. The put option provided the holder the sole right to put the participating revenue interest to the Company for the original principal amount. The put options expired in May of 2009. Since the inception of the Arrangement the Company has repaid $20,000 against these participating interests. Accordingly, there are participating interest liabilities totaling $1,480,000 as of March 31, 2014 and December 31, 2013.

Note 6.   Notes Payable

During the year ended December 31, 2008 the Company entered into a $51,206 note payable agreement with an unrelated third party entity.  The note is non-interest bearing and is due on demand.  The Company has paid $2,330 against the note principal, leaving the unpaid principal balance at $48,876 at March 31, 2014 and December 31, 2013.

On April 29, 2009 the Company consummated eleven notes payable with various lenders whereby the Company received cash proceeds totaling $605,000.  The notes all accrue interest at a rate of 14 percent per annum, and became due on March 11, 2014.  As of March 31, 2014 and December 31, 2013 the Company had paid no principal payments on the notes.  Accrued interest on the notes totaled $42,350 as of March 31, 2014 and December 31, 2013.

On August 18, 2009 the Company entered into a note payable agreement with an unrelated third party entity whereby the Company borrowed $212,500.  The note originally accrued interest at a rate of seven percent per annum, but upon default the effective interest rate increased to 17.5 percent per annum.  As of March 31, 2014 and December 31, 2013 the entire principal balance of the note remained outstanding, and the Company owed accrued interest totaling $74,171 and $65,002, respectively.

On August 31, 2010 the Company entered into an $80,067 note payable agreement with a related party individual.  The note accrues interest at a nominal rate of seven percent per annum, with a default rate of ten percent per annum.  The note is due on demand.  Subsequent to the note date, the Company made payments on the note totaling $9,500, and made new borrowings under the note in the amount of $2,286.  As of March 31, 2014 and December 31, 2013 the outstanding principal balance on the note totaled $73,042 and $73,792, respectively, and accrued interest totaled $20,761.

 On June 5, 2012 the Company entered into a $47,054 note agreement with an unrelated third party.  The note accrues interest at a rate of six percent per annum and is due on demand.  The note calls for interest payments of $250 per month through December 1, 2017, at which time a final payment of the remaining open balance is due.  During the periods ended March 31, 2014 and December 31, 2013 the Company made payments totaling $750 and $3,011 on the note, leaving an unpaid principal balance of $41,865 and $42,615 as of March 31, 2014 and December 31, 2013, respectively.  Accrued interest on the notes totaled $4,750 and $4,130 at March 31, 2014 and December 31, 2013, respectively.

Future maturities on the Company’s outstanding notes payable are as follows:

Year	Payments Due
2014	$ 942,417
2015	3,000
2016	3,000
2017	32,865
Total	$ 981,282

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

 As of March 31, 2014 and December 31, 2013, Avanti maintains a liability to the investors in the joint venture of $239,078, representing the difference between funds raised pursuant to the joint venture and funds actually expended toward the project’s stated objectives.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.   Stockholders’ Equity

On January 17, 2014, 7,634 shares of the Company’s common stock were returned to treasury and cancelled.

Note 9 – Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2014 and December 31, 2013, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $185,695. The fair value of the liability at March 31, 2014 and December 31, 2013 is estimated to be $61,679 and $60,061, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Note 9 – Asset Retirement Obligations (Continued)

Changes to the asset retirement obligation were as follows:

	March 31,2014	December 31,2013
Balance, beginning of year	$60,061	$56,040
Liabilities incurred	380	--
Disposal	-	(929)
Accretion expense	1,238	4,950
Balance, end of year	$61,679	$60,061

Note 10 - Subsequent Events

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

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

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

Summary of Our Plan

While we will continue to be opportunistic, we will continue to focus all the majority of its attention on the oil and gas production activities of the CCP subsidiary as plans to obtain additional funding are finalized.  More details of our business plan are found in the “Description of Our Company” portion of our most recent Annual Report for Form 10-K for the year ended December 31, 2013.

It is also our plan to abandon the operations for Eastern and significantly restrict Avanti’s activities to existing projects, managing Fund XVII and operating the wells in the Homer/Woody Project.

We do not currently have sufficient funding to implement all phases of our business plan for the next 12 months and do need to raise additional funding for this purpose.

Results of Operations for the Three-Months ended March 31, 2014 compared to March 31, 2013

	For the Three-Months Ended March 31,
	2014	2013
Revenues	$173,591	$159,984

Cost of Sales	65,442	75,811

Gross Profit	108,149	84,173

Operating Expenses
General and administrative	50,241	46,901
Impairment expense	31,768	-
Depletion, depreciation and accretion	12,993	24,383
Professional fees	142,109	76,156
Total operating expenses	237,111	147,440
Loss from operations	(128,962)	(63,267)
Other income (expense)
Interest expense	(30,674)	(26,502)

Net Loss	$(159,636)	$(89,769)

Summary of Results of Operations

Revenue

On a consolidated basis oil and gas revenues increased to $173,591 for the three-month period ended March 31, 2014, compared to $159,984 for the three-month period ended March 31, 2013. Revenues increased primarily as a result of increased production from reworked and improved wells.

Lease Operating Expenses

For the three-month period ended March 31, 2014, lease operating expenses (LOE) decreased to $65,442 compared to $75,811 during the three-month period ended March 31, 2013. Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation, Depletion, and Accretion

Depreciation, depletion and accretion expenses totaled $12,993 for the three-month period ended March 31, 2014, compared to $24,383 for three-month period ended March 31, 2013. This decrease was expected due primarily to decreased oil and gas production during the 2014 fiscal year.

Selling, General and Administrative Expenses

For the three-month period ended March 31, 2014, the general and administrative expenses totaled $50,241 which was an increase from expenses of $46,901 posted during the same time period in 2013.  The increase in operating expenses from 2014 to 2013 closely mirrored the increase in revenues over the same time period.

Impairment of Oil and Gas Properties

During the three-month period ended March 31, 2014 the Company recognized a $31,768 impairment expense relating to its oil and gas properties.  This impairment was recognized due to the fact that the net present value of the estimated future cash flows from certain of the Company’s oil and gas properties, as estimated in the Company’s December 31, 2014 reserve report, was less than the Company’s book value for the same properties.

Professional Fees

Professional fees totaled $142,109 for the three-month period ended March 31, 2014, compared to $76,156 for the three-month period ended March 31, 2013. This increase was expected due primarily to the engagement of accounting and legal professionals related to the preparation of financial and other information necessary to meet our public reporting obligations. Included in professional fees for each year is an accrual of $60,000 per quarter for officer compensation.

Other Income (Expenses)

For the three-month periods ended March 31, 2014 and 2013, the Company recognized no other income. However, the Company did recognize interest expense of $30,674 and $26,502, respectively, in each of the reporting periods, respective. The interest expenses for these periods are associated with the Company’s notes payable. Historically, these notes have been converted to equity where possible and/or have been repaid. We foresee meeting all outstanding notes subject to the raising of further capital and increasing revenues over the course of the 2014 and 2015 fiscal years

Net Income (Loss)

We had net loss for the three-month periods ended March 31, 2014 and 2013, of $159,636 and $89,769, respectively.

Liquidity and Capital Resources for Three-Months ended March 31, 2014 compared March 31, 2013

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2014 compared to December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013	Change

Cash	$568,092	$640,342	$(72,250)
Total Current Assets	633,827	654,537	(20,710)
Total Assets	907,607	921,457	(13,850)
Total Current Liabilities	5,123,152	4,973,616	149,536
Total Liabilities	$5,162,017	$5,016,231	$145,786

              Our cash balance declined because of operating costs and because we invested $50,000 in oil properties during the quarter. Our current liabilities increased because we accrued professional fees in connection with bringing our securities filings current.

The current liabilities as of March 31, 2014 consist of accounts payable and accrued expenses in the amount of $2,399,978, notes payable-current portion in the amount of $942,471, $1,480,000 of debt related to a participating interest financing arrangement, ARO liability of $61,679 accrued for estimated well closure costs and joint venture liability totaling $239,078. These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. However, in order to repay our obligations in full or in part when due, we may be required to raise significant working capital from other sources.  There is no assurance, however, that we will be successful in these efforts (See “Cash Requirements” below).

Cash Requirements

We had cash available of $568,092 as of March 31, 2014.  Based on our revenues, cash on hand and current monthly burn rate, around $10,000, excluding professional fees and consultants on an as needs basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Cash Flow From Operating Activities

For the three-month period ended March 31, 2014, net cash used in operating activities was $20,750 compared to $26,177 net cash used in operating activities for the same three-month period ended March 31, 2013.

Cash Flow From Investing Activities

For three-month period ended March 31, 2014, net cash provided by investing activities was $50,000 primarily attributed to the purchase of certain oil and gas properties. For three-month period ended March 31, 2013, there was no net cash provided by or used in investing activities.

Cash Flow From Financing Activities

For the three-month period ended March 31, 2014, net cash used by financing activities was $1,500 versus net cash used in financing activities of $1,500 for the same period in 2013.  Financing activities principally consisted of proceeds from and payments on notes payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through March 31, 2014 of $34,862,052 and has a working capital deficit of $4,489,325 at March 31, 2014.  Revenues during the three-months ended March 31, 2014 and the year ended December 31, 2013 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

The Company’s audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended December 31, 2013 have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from the public markets and selected other investors sufficient to meet its minimal operating expenses, occasionally seeking additional equity and/or debt financing as warranted by future projects. However Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  An acceleration of acquisitions or our planned investments in energy properties and continued expansion of our various divisions over the next twelve months may require additional expenditures. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Any equity financing could result in significant dilution to our shareholders.  The Company continues to analyze its monthly cost structure to reduce the overall cash expenditures until additional capital is raised or cash flows from operations are generated. There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

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

During the three-month period ended March 31, 2014 the Company recognized an impairment expense of $31,768 relating to our oil and gas reserves.  The Company had recognized no expense from impairment of our reserves during the 2013 and 2012 fiscal years.

Inflation

Management believes that inflation has not had a material effect on our results of operations.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 -- Controls and Procedures

(a)

Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b)

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c)

Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1 -- Legal Proceedings

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

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A -- Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3 -- Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 -- Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

ITEM 5 -- Other Information

There have been no events that are required to be reported under this Item.

ITEM 6

-- Exhibits

31.1	Certification of Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital City Energy Group, Inc.

Date: April 6, 2015	By:	/s/ Timothy S. Shear
Timothy S. Shear
Principal Executive Officer /Chief Executive Officer