Form 10-Q
period 2014-09-30
Capital City Energy Group, Inc.
filed 2015-04-06
CIK 1386041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

ITEM 1. Financial Statements

The unaudited consolidated financial statements of registrant for the three months ended September 30, 2014 and 2013 follow. The unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
CURRENT ASSETS	(Unaudited)

Cash	$534,589	$640,342
Accounts receivable	43,203	4,896
Other current assets	38,229	9,299

Total Current Assets	616,021	654,537

PROPERTY AND EQUIPMENT

Oil and gas properties	5,553,149	5,534,535
Accumulated depletion and depreciation	(5,303,254)	(5,267,990)

Total Property and Equipment	249,895	266,545

OTHER PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS

Security deposits	375	375

Total Other Assets	375	375

TOTAL ASSETS	$866,291	$921,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,563,818	$2,254,310
Participating interest	1,480,000	1,480,000
ARO liability	64,154	60,061
Joint venture liability	239,078	239,078
Notes payable, current portion	942,167	940,167

Total Current Liabilities	5,289,217	4,973,616

NON-CURRENT LIABILITIES

Notes payable, long-term	37,365	42,615

Total Non-Current Liabilities	37,365	42,615

TOTAL LIABILITIES	5,326,582	5,016,231

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value,
10,000,000 shares shares authorized, 3,062,234 shares
issued and outstanding	3,062	3,062
Common stock, $0.001 par value, 500,000,000 shares
authorized, 85,949,061 and 85,706,695 shares
issued and outstanding	85,949	85,706
Additional paid-in capital	30,528,633	30,518,876
Retained earnings (deficit)	(35,077,935)	(34,702,418)

Total Stockholders' Equity (Deficit)	(4,460,291)	(4,094,774)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$866,291	$921,457

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUE	$210,396	$205,249	$525,232	$550,017

COST OF SALES	81,945	120,654	215,903	307,104

GROSS PROFIT	128,451	84,595	309,329	242,913

OPERATING EXPENSES

General and administrative expenses	30,600	90,702	143,631	189,282
Impairment of oil and gas properties	-	-	31,768	-
Depletion, depreciation, and accretion	12,993	24,383	38,978	73,150
Professional fees	101,891	104,288	377,484	260,622

Total Operating Expenses	145,484	219,373	591,861	523,054

LOSS FROM OPERATIONS	(17,033)	(134,778)	(282,532)	(280,141)

OTHER INCOME (EXPENSES)

Gain on sale of assets	-	894,013	-	894,013
Interest expense	(31,326)	(26,966)	(92,985)	(80,434)

Total Other Income (Expenses)	(31,326)	867,047	(92,985)	813,579

INCOME (LOSS) BEFORE INCOME TAXES	(48,359)	732,269	(375,517)	533,438

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(48,359)	$732,269	$(375,517)	$533,438

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(0.00)	$0.01	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	85,949,061	85,706,695	85,827,878	85,706,695

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(375,517)	$533,438
Adjustments to reconcile net income (loss) to net
used in operating activities:
Depreciation, depletion, and accretion	38,978	73,150
(Gain) on disposal of assets	-	(894,013)
Common stock issued for services	10,000	-
Impairment of oil and gas properties	31,768	-
Changes in operating assets and liabilities
Prepaid expenses	(28,930)	-
Other current assets	-	(19,989)
Accounts receivable	(38,307)	-
Accounts payable and accrued expenses	309,505	9,804

Net Cash Used in Operating Activities	(52,503)	(297,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(50,000)	844,165

Net Cash (Used in) Provided by Investing Activities	(50,000)	844,165

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(3,250)	(4,500)

Net Cash Used by Financing Activities	(3,250)	(4,500)

NET (DECREASE) INCREASE IN CASH	(105,753)	542,055

CASH AT BEGINNING OF PERIOD	640,342	64,988

CASH AT END OF PERIOD	$534,589	$607,043

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

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

The Company acquired 100% of the capital stock of Hotwell Services Inc. (“Hotwell”), an emerging oilfield service company operating in the Appalachian Basin, on December 31, 2008.  The Company purchased Hotwell for $5,000,000, through the issuance of 2,777,778 shares of common stock valued at $1.80 per share.  On February 15, 2011 the Company entered into an Asset Sale Agreement whereby the Company sold 100% of Hotwell’s assets and approximately 88 percent of its liabilities.  As of September 30, 2013 the Hotwell subsidiary is largely inactive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. At September 30, 2014 and December 31, 2013, the Company had approximately $284,589 and $390,342 in excess of federally insured limits (the FDIC insured deposits have been temporarily increased to $250,000).  The Company maintains cash accounts only at large high quality financial institutions and the Company believes the credit risk associated with cash held in banks is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of September 30, 2014 and December 31, 2013, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

 Fair Value of Financial Instruments

As of September 30, 2014, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.  The Company recognized impairment expense of $31,768 and $-0- during the nine-month periods ended September 30, 2014 and 2013, respectively.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through September 30, 2014 and December 31, 2013 of $35,077,935 and $34,702,418, respectively, and had a working capital deficit of $4,673,196 and $4,319,079 at September 30, 2014 and December 31, 2013, respectively.   Revenues for the nine-month periods ended September 30, 2014 and 2013 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Note 4.   Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the nine months ended September 30, 2014 and 2013 amounted to $35,265 and $64,711, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of September 30, 2014 and December 31, 2013 oil and gas properties consisted of the following:

	2014	2013

Proved producing properties	$5,553,149	$5,534,535
Proved non-producing properties	-	-
Unproved properties	-	-
Total	5,553,149	5,534,535
Accumulated Depletion	(5,303,254)	(5,267,990)
Net Oil and Gas Properties	$249,895	$266,545

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.   Participating Interest Financing Arrangement

The Company entered into a series of financing agreements for aggregate proceeds of $1,500,000 whereby participating revenue interests were conveyed to individual lenders in certain oil and gas properties owned by the Company. The principal terms of the agreements provided for a production payment from the net revenue interests in certain wells in which the Company owns a working interest; provided a minimum return on investment of 12% in the first year only; and provided a put option to the holders in Month 13. The put option provided the holder the sole right to put the participating revenue interest to the Company for the original principal amount. The put options expired in May of 2009. Since the inception of the Arrangement the Company has repaid $20,000 against these participating interests. Accordingly, there are participating interest liabilities totaling $1,480,000 as of September 30, 2014 and December 31, 2013.

Note 6.   Notes Payable

During the year ended December 31, 2008 the Company entered into a $51,206 note payable agreement with an unrelated third party entity.  The note is non-interest bearing and is due on demand.  The Company has paid $2,330 against the note principal, leaving the unpaid principal balance at $48,876 at September 30, 2014 and December 31, 2013.

On April 29, 2009 the Company consummated eleven notes payable with various lenders whereby the Company received cash proceeds totaling $605,000.  The notes all accrue interest at a rate of 14 percent per annum, and became due on March 11, 2014.  As of September 30, 2014 and December 31, 2013 the Company had paid no principal payments on the notes.  Accrued interest on the notes totaled $42,350 at September 30, 2014 and December 31, 2013.

On August 18, 2009 the Company entered into a note payable agreement with an unrelated third party entity whereby the Company borrowed $212,500.  The note originally accrued interest at a rate of seven percent per annum, but upon default the effective interest rate increased to 17.5 percent per annum.  As of September, 2014 and December 31, 2013 the entire principal balance of the note remained outstanding, and the Company owed accrued interest totaling $92,681 and $65,002, respectively.

On August 31, 2010 the Company entered into an $80,067 note payable agreement with a related party individual.  The note accrues at a nominal rate of seven percent per annum, with a default rate of ten percent per annum.  The note is due on demand.  Subsequent to the note date, the Company made payments on the note totaling $9,750, and made new borrowings under the note in the amount of $2,286.  As of September 30, 2014 and December 31, 2013 the outstanding principal balance on the note totaled $72,792 and $73,792, respectively, and accrued interest of $20,761.

 On June 5, 2012 the Company entered into a $47,054 note agreement with an unrelated third party.  The note accrues interest at a rate of six percent per annum and is due on demand.  The note calls for interest payments of $250 per month through December 1, 2017, at which time a final payment of the remaining open balance is due.  During the periods ended September 30, 2014 and December 31, 2013 the Company made payments totaling $2,250 and $3,011 on the note, leaving an unpaid principal balance of $40,365 and $42,615 as of September 30, 2014 and December 31, 2013, respectively.  Accrued interest on the notes totaled $5,950 and $4,130 at September 30, 2014 and December 31, 2013, respectively.

Future maturities on the Company’s outstanding notes payable are as follows:

Year	Payments Due
2014	$ 942,167
2015	3,000
2016	3,000
2017	31,365
Total	$ 979,532

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

(Unaudited)

Note 7 - Joint Venture Liability (Continued)

Pursuant to the sale of participation interests in the joint venture, Avanti raised $677,121.  With these funds, the joint venture made $463,394 in expenditures toward the purchase and development of certain oil and gas properties.  As of December 31, 2011, the acquired properties were deemed unsuccessful and the projects were abandoned.

 As of September 30, 2014 and December 31, 2013, Avanti maintains a liability to the investors in the joint venture of $239,078, representing the difference between funds raised pursuant to the joint venture and funds actually expended toward the project’s stated objectives.

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

Note 9 – Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2014 and December 31, 2013, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $185,695. The fair value of the liability at September 30, 2014 and December 31, 2013 is estimated to be $64,154 and $60,061, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Changes to the asset retirement obligation were as follows:

	September 30,2014	December 31,2013
Balance, beginning of year	$60,061	$56,040
Liabilities incurred	380	--
Disposal	--	(929)
Accretion expense	3,713	4,950
Balance, end of year	$64,154	$60,061

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

Results of Operations for the Three and Nine Months ended September 30, 2014 compared to September 30, 2013

	For the Three-Months Ended September 30,
	2014	2013
Revenues	$210,396	$205,249

Cost of Sales	81,945	120,654

Gross Profit	128,451	84,595

Operating Expenses
General and administrative	30,600	90,702
Depletion, depreciation and accretion	12,993	24,383
Professional fees	101,891	104,288
Total operating expenses	145,484	219,373
Income (Loss) from operations	(17,033)	(134,778)
Other income (expense)
Interest expense	(31,326)	(26,966)
Gain on sale of asset	-	894,013
Total other expenses	$(31,326)	$867,047
Net Income (Loss)	$(48,359)	$732,269

	For the Nine-Months Ended September 30,
	2014	2013
Revenues	$525,232	$550,017

Cost of Sales	215,903	307,104

Gross Profit	309,329	242,913

Operating Expenses
General and administrative	143,631	353,141
Impairment of oil and gas properties	31,768	-
Depletion, depreciation and accretion	38,978	73,150
Professional fees	377,484	96,763
Total operating expenses	591,861	523,054
Loss from operations	(282,532)	(280,141)
Other income (expense)
Interest expense	(92,985)	(80,434)
Gain on sale of assets	-	894,013
Total Other Income (Expenses)	(92,985)	813,579
Net Income (Loss)	$(375,517)	$533,428

Summary of Results of Operations

Revenue

On a consolidated basis our oil and gas revenues were $210,396 and $525,232 for the three and nine month periods ended September 30, 2014, compared to $205,249 and $550,017 for the three and nine month periods in 2013.  The nominal changes in oil and gas revenues were primarily attributable to changes in weather.

Lease Operating Expenses

For the three and nine month periods ended September 30, 2014, lease operating expenses (LOE) were $81,945 and $215,903 compared to $120,654 and $307,104 during the three and nine month periods ended September 30, 2013. Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation, Depletion, and Accretion

Depreciation, depletion and accretion expenses totaled $12,993 and $38,978 for the three and nine month periods ended September 30, 2014, compared to $24,383 and $73,150 for the three and nine month periods ended September 30, 2013. The decrease was expected due primarily to decreased oil and gas production during the 2013 fiscal year.

Selling, General and Administrative Expenses

For the three and nine month periods ended September 30, 2014, the general and administrative expenses totaled $30,600 and $143,631, a decrease from the expenses of $90,702 and $189,282 posted during the same time periods in 2013.

Professional Fees

Professional fees totaled $101,891 and $377,484 for the three and nine month periods ended September 30, 2014, compared to $104,288 and $260,622 for the three and nine month periods ended September 30, 2013. This overall increase for the nine month period was expected due primarily to the engagement of accounting and legal professionals related to the preparation of financial and other information necessary to meet our public reporting obligations.  Included in professional fees for each year is an accrual of $60,000 per quarter for officer compensation.

Impairment of Oil and Gas Properties

During the nine-month period ended September 30, 2014 the Company recognized a $31,768 impairment expense relating to its oil and gas properties.  This impairment was recognized due to the fact that the net present value of the estimated future cash flows from certain of the Company’s oil and gas properties, as estimated in the Company’s December 31, 2014 reserve report, was less than the Company’s book value for the same properties.

Other Income (Expenses)

For the three and nine month periods ended September 30, 2014 the Company recognized no other income. However, the Company did recognize interest expense of $31,326 and $92,985, respectively, compared to $26,966 and 80,434 for the comparable periods of the 2013 fiscal year. The interest expenses for these periods are associated with the Company’s notes payable. Historically, these notes have been converted to equity where possible and/or have been repaid. We foresee meeting all outstanding notes subject to the raising of further capital and increasing revenues over the course of the 2014 and 2015 fiscal years.  During the nine month period ended September 30, 2013, the Company recognized a gain of $894,013 on the sales of certain oil and gas assets.

Net Income (Loss)

We had net loss for the three and nine month periods ended September 30, 2014 of $48,359 and $375,517, respectively, compared to a net income of $732,269 and $533,438, for the three and nine month periods ended September 30, 2013.

Liquidity and Capital Resources for Nine-Months ended September 30, 2014 compared December 31, 2013

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2014 compared to December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013	Change

Cash	$534,589	$640,342	$(105,753)
Total Current Assets	616,021	654,537	(38,516)
Total Assets	866,291	921,457	(55,166)
Total Current Liabilities	5,289,217	4,973,616	315,601
Total Liabilities	$5,326,582	$5,016,231	$310,351

              Our cash balance declined because of operating costs and because we invested $50,000 in oil properties during the current fiscal year. Our current liabilities increased because we accrued professional fees in connection with bringing our securities filings current.

The current liabilities as of September 30, 2014 consist of accounts payable and accrued expenses in the amount of $2,563,818, notes payable-current portion in the amount of $942,167, $1,480,000 of debt related to a participating interest financing arrangement, ARO liability of $64,154 accrued for estimated well closure costs and joint venture liability totaling $239,078. These needs historically have been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. However, in order to repay our obligations in full or in part when due, we may be required to raise significant working capital from other sources.  There is no assurance, however, that we will be successful in these efforts. . (See “Cash Requirements” below).

Cash Requirements

We had cash available of $534,589 as of September 30, 2014.  Based on our revenues, cash on hand and current monthly burn rate, around $10,000, excluding professional fees and consultants on an as needs basis, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Cash Flow From Operating Activities

For the nine-month period ended September 30, 2014, net cash used in operating activities was $52,503 compared to $297,610 net cash used in operating activities for the same nine-month period ended September 30, 2013.

Cash Flow From Investing Activities

For nine month period ended September 30, 2014, net cash used in investing activities was $50,000 primarily attributed to the purchase of certain oil and gas properties. For nine month period ended September 30, 2013, there was $844,165 provided by investing activities associated with the disposition of fixed assets.

Cash Flow From Financing Activities

For the nine month period ended September 30, 2014, net cash used by financing activities was $3,250 versus net cash used in financing activities of $4,500 for the same period in 2013.  Financing activities principally consisted of proceeds from and payments on notes payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through September 30, 2014 of $35,077,935 and has a working capital deficit of $4,673,196 at September 30, 2014.  Revenues during the year ended December 31, 2013 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

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

During the nine-months ended September 30, 2014 the Company recognized an impairment expense of $31,768 relating to our oil and gas reserves.  The Company had recognized no expense from impairment of our reserves during the 2013 and 2012 fiscal years.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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