Form 10-K
period 2014-12-31
Capital City Energy Group, Inc.
filed 2015-07-08
CIK 1386041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of our common stock held by non-affiliates as of June 30, 2014 was $1,718,983. As of June 19, 2015, there were 85,949,061 shares of voting and non-voting common stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 This 2014 Annual Report on Form 10-K contains statements, which constitute forward-looking statements. Such statements can often be identified by the use words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology.  In addition, expressions or discussions of our strategy, plans, prospects or future results are forward-looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date, and that any such forward-looking statements are not guarantees of future performance.  Our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected or implied by any forward-looking statements. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

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

Capital City Petroleum, Inc.

Prior to the extended bull market in energy prices, the Company, through CCP, recognized the need to provide investors with some exposure to alternative asset classes, such as commodities including oil and natural gas resources.  This intention led to the formation of several oil and gas funds over a four-year period from 2003 – 2007.  These funds were direct participation, blind pools that invested in oil, natural gas and lease acreage opportunities across the United States.  The funds were structured as diversified and balanced collections of small working interest investments in a variety of energy properties, including existing production, developmental drilling, lease acreage, pipeline holdings and exploration opportunities with established and successful oil and natural gas operating companies. Distributions were paid to investors from the production revenue generated by the wells and occasional pipeline interest, whereby investors also received substantial tax benefits allocated to them. Since inception, CCP formed a total of ten  funds with total investment capital of approximately $17,000,000 subscribed.

In 2007, the first seven  funds contributed their assets to CCP. The fund investors received preferred and common stock in CCP in exchange for their interests in the funds. On December 11, 2008, CCEF XIV, LLC and CCEF XVI, LP merged with CCP, resulting in the fund investors receiving 733,491 and 860,221 shares of Company common stock, respectively, valued at $1,466,982 and $1,720,442, respectively, based upon the closing stock price of CETG immediately prior to the acquisition date.

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

In 2008, the Company, through Avanti, identified certain lands located in Medina, Ashland and Wayne counties, in the State of Ohio, which Avanti believed to have significant, commercial oil and gas production potential.  Avanti acquired certain oil and gas leases for the drilling and completion of oil and gas wells, known as Homer-Woody.  The Company, through Avanti, obtained funds from outside investors for participation in drilling initiatives designed to develop the Homer-Woody lease holds. Through the private placements of interests in these drilling partnerships, net proceeds were to have been used to fund the investors’ share of drilling and completion costs under joint venture drilling contracts. This program offered investors a direct interest in the wells projected and/or drilled in Homer-Woody.

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

Employees

As of December 31, 2014, we had no full-time employees. Our Company engages third-party professionals experienced in geology, petroleum engineering, land acquisition, finance, accounting and law on an external basis as outside consultants.  The Company has three officers, two of whom are engaged full-time on a consulting basis.

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

Availability of Information

The public may obtain our periodic reports and other information we file with the SEC on the SEC’s website http://www.sec.gov. Our periodic reports and other information, once filed with the SEC, are available to interested parties on the Company’s website at http://www.capcityenergy.com and upon written request addressed to the Company at the Company’s executive offices.

Oil and Gas Disclosures

General.  Through Petroleum and Avanti, the Company engages in oil and gas operations which require certain detailed disclosures.  Unless indicated, the information presented herein is for properties and activities under Petroleum.

Producing Activities

Production Volumes. Our production volumes for 2014 totaled 10,426 BOE, representing an increase of five percent from the 9,888 BOE produced in 2013. The following table shows our total net oil and gas production volumes during the last two years.

	Year Ended December 31,
Production:	2014	2013

Natural Gas (MCF)	17,727	18,981
Oil (Bbl)	7,370	6,615

Total barrels of oil equivalents (BOE)	10,426	9,888

Production Prices and Costs. Our production revenues and estimated oil and gas reserves are substantially dependent on prevailing market prices for natural gas. The following table shows the average sales prices for our oil and gas production during the last two years.

	Year Ended December 31,
Sales Prices and Production Costs:	2014	2013

Average sales prices:
Natural Gas (MCF)	3.19	3.67
Oil (Bbl)	83.25	86.69

Proved Oil and Gas Reserves

General. The estimates of our proved oil and gas reserves as of December 31, 2014 were prepared by James Engineering, independent petroleum engineers, in accordance with regulations of the Securities and Exchange Commission (“SEC”). Under those regulations, proved reserves are limited to estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, using prices and costs as of the date the estimate is made. These prices and costs are held constant over the estimated life of the reserves. Our reserve estimates should be read in conjunction with the supplementary disclosure on our oil and gas development and producing activities and oil and gas reserve data included in the footnotes to our consolidated financial statements at the end of this report.

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

Reserve Quantities. The following table summarizes the estimates by Mackenzie Land and Exploration, Ltd. of our proved developed producing reserve volumes as of December 31, 2014, and 2013.  Developed producing reserves are the estimated amounts of oil and gas that can be expected to be recovered from existing wells with existing equipment and operating methods.

Estimated Proved Developed Reserves:	As of December 31,
	2014	2013
Natural gas (Mcf)
Proved properties	12,498	12,593
Unproved properties	--	—
Total natural gas (Mcf)	12,498	12,593

Crude oil
Proved properties	13,913	19,170
Unproved properties	—	—
Total crude oil (Bbl)	13,913	19,170

Total gas equivalents (Mcfe)	16,068	21,342

Reserve Values. The supplemental future cashflow tables included in the notes to the financial statements summarize the estimates of future net cash flows from the production and sale of our proved developed producing reserves as of December 31, 2014 and 2013, and the present value of those cash flows, discounted at 10% per year in accordance with SEC regulations to reflect the timing of net cash flows. The future net cash flows were computed after giving effect to estimated future development and production costs, based on year-end costs and assuming the continuation of economic conditions at the time of the estimates. The standardized measure of future net cash flows gives effect to future income taxes on discounted future cash flows based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits.

The prices used in the Company’s cashflow estimates were based on prices we received for our oil and gas production at the end of each reported period, without escalation. The prices as of December 31, 2014 had a weighted average of $4.35 per Mcf of natural gas and $94.99 per barrel of crude oil, and the prices as of December 31, 2013 had a weighted average of $3.67 per Mcf of natural gas and $86.69 per barrel of crude oil.  The estimates are highly dependent on the year-end prices used in the computation and are subject to considerable uncertainty.

Oil and Gas Properties

Oil and Gas Interests. Our leases are for varying primary terms and are generally subject to specified royalty or overriding royalty interests, development obligations and other commitments and restrictions. Our ownership interests as of December 31, 2014 are associated with multiple parcels of varying acreage.

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

Item 1B.              Unresolved Staff Comments

The Company’s Form 10-K for its fiscal year ended December 31, 2008 did not include an audit report with the financial statements. The Commission issued a comment letter to the Company dated July 29, 2009 (“July 2009 Comment Letter”), with specific comments regarding the financial statements included in the 2008 Form 10K. In response to the July 2009 Comment Letter, the Company requested an extension of time to respond because of financial constraints. The Commission issued a comment letter dated September 2, 2009 (“September 2009 Comment Letter”), requesting that the Company file a Form 8-K to disclose the information as unaudited under Item 4.02, as applicable considering the financial reporting issues identified in the July 2009 Comment Letter. Because financial and other reasons beyond the Company’s control, the Company failed to make the requested Form 8-K filing or otherwise amend the 2008 Form 10K or make any other periodic report filings.

The Company filed its Form 10-K for its fiscal year ended December 31, 2013 that included financial statements for the Company’s two fiscal years ending December 31, 2013 and 2012, that are audited by an independent registered public accounting firm. The Company has also filed the quarterly reports on Form 10-Q for the three, six and nine month periods ended March 31, 2014, June 30, 2014 and September 30, 2014 (the “2014 Form 10-Qs”) that contain the Company’s unaudited financial statements for the quarterly periods ended March 31, June 30, and September 30, 2014 and 2013, respectively.

The Company believes that by filing the 2013 Form 10-K and the 2014 Form 10-Qs that any unresolved comments raised by the Commission in its July 2009 and September 2009 Comment Letters have been satisfied.

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

2014
Quarter Ended	High $	Low $
December 31, 2014	$0.050	$0.025
September 30, 2014	$0.025	$0.019
June 30, 2014	$0.040	$0.015
March 31, 2014	$0.018	$0.012
2013
Quarter Ended	High $	Low $
December 31, 2013	$0.0200	$0.0120
September 30, 2013	$0.0300	$0.0155
June 30, 2013	$0.0500	$0.0110
March 31, 2013	$0.0813	$0.0110

(b)

Holders

At December 31, 2014, there were 85,949,061 shares of Common Stock issued and outstanding as of December 31, 2014, there were 436 holders of shares of Common Stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities.  There are no redemption or sinking fund provisions applicable to the Common Stock.

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

(d)

Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)

Recent Sales of Unregistered Securities

On May 12, 2014 the Company issued 250,000 shares of common stock to an unrelated third party as payment for services rendered.  The shares were valued at $0.03 per share, being the market price of the stock on the date of issuance, resulting in a total value of $6,602.

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

Overview

Our Company, through our subsidiaries, is an expanding energy company that has evolved from the design, management and sponsorship of the Funds to become an integrated, independent energy company building a portfolio of core E&P assets which provide attractive returns on investment and growth opportunities through the development and ownership of both various, non-operated well interests and wells developed and operated by itself.  Additionally, the Company will occasionally utilize its historic fund management experience in developing and managing upstream investment opportunities for others, through the various investment models with which it is familiar and the comprise the most advantageous structures. This business plan will continue to opportunistically evolve, along with emerging developments in contemporary energy markets.

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

Results Of Operations For The Year Ended December 31, 2014:

Revenues

On a consolidated basis oil and gas revenues decreased to $675,201 during year ended December 31, 2014, compared to oil and gas revenue of $720,332 recorded during the same period for 2013.  Revenues decreased primarily due to decreased oil and gas prices and decreased gas production volume.

Total net oil and gas production realized from principal investments was 7,370 barrels of oil and 17,727 thousand cubic feet (MCF) of natural gas for the year ended December 31, 2014.  The comparative data for the same period of 2013 was 6,615 barrels of oil and 18,981 thousand cubic feet (MCF) of natural gas.

Lease Operating Expenses and Dry Hole Expense

For the year ended December 31, 2014, lease operating expenses (LOE) decreased to $278,936 compared to $375,021 during the 2013 fiscal year.  These expenses decreased primarily as a result of decreased gas production during the year, particularly on wells with low yields.

Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation, Depletion, and Accretion

Depreciation, depletion and accretion expenses totaled $49,792 for the year ended December 31, 2014, compared to $94,669 for the year ended December 31, 2013. This decrease was expected due primarily to decreased oil and gas production during the 2014 fiscal year.  Additionally, the book value of certain producing wells was fully depleted during 2013 and 2014.  As a result, depletion as a percentage of production decreased in the 2014 calendar year.

Selling, General and Administrative Expenses

For the year ended December 31, 2014, the general and administrative expenses totaled $218,062 which was an increase from expenses of $171,773 posted during the same time period in 2013.  This increase resulted primarily from increases in rent expense, travel fees, and miscellaneous expenses, partially offset by decreases in automobile expenses and contract labor.

Professional Fees

Professional fees totaled $454,816 for the year ended December 31, 2014, compared to $394,875 for the year ended December 31, 2013. This increase resulted primarily from an increase in officer consulting fees incurred, in addition to increased legal and accounting fees incurred during the period.

Other Income (Expenses)

For the year ended December 31, 2014 the Company recognized a loss of $82,486 compared to total other income of $719,106 in 2013.  This change resulted primarily from an $826,273 gain on sale of assets recognized in 2013, partially offset by a $41,871 gain on settlement of debt during the 2014 fiscal year.

Net Income (Loss)

Net loss for the year ended December 31, 2014 was $469,827 compared to net income of $403,100 for the same period in 2013. This change resulted primarily from the $826,273 gain on sale of assets recognized in 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $401,316.  The current assets consisted mainly of cash in the amount of $389,775, accounts receivable of $2,629 and other current assets totaling $8,912.

Our total current liabilities as of December 31, 2014 were $5,242,189. The current liabilities consist of accounts payable and accrued expenses in the amount of $2,588,343, notes payable-current portion in the amount of $869,376, $1,480,000 of debt related to a participating interest financing arrangement, and a joint venture liability totaling $239,078.

 Cash Flow From Operating Activities

For the year ended December 31, 2014, net cash used in operating activities was $33,525 versus net cash provided by operating activities of $262,811 for the same twelve-month period ended December 31, 2013.

Cash Flow From Investing Activities

For the year ended December 31, 2014, net cash used in investing activities was $158,652, primarily attributed to the purchase of oil and gas properties.   For the year ended December 31, 2013, net cash provided by investing was $844,165, which resulted primarily from the sale of certain oil and gas properties.

Cash Flow From Financing Activities

For the year ended December 31, 2014, net cash used by financing activities was $58,930 versus net cash used in financing activities of $6,000 for the same period ended December 31, 2013. Financing activities principally consisted of proceeds from and payments on notes payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through December 31, 2014 of $35,172,245 and has a working capital deficit of $4,840,873 at December 31, 2014.  Revenues during the year ended December 31, 2014 were not sufficient to cover the Company’s operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

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

Accounts Receivable

The majority of the accounts receivable is comprised of oil and gas revenues related to production which took place on or prior to the end of accounting periods, payment for which was not received prior to the end of the year. Accounts receivable include the Company’s share of income from the managed energy funds and from investments the Company made on its own behalf.

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

The Company recognized $60,936 and $-0- in impairment of our reserves during the 2014 and 2013 fiscal years, respectively.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Capital City Energy Group, Inc.

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Capital City Energy Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Energy Group, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

July 8, 2015

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013
CURRENT ASSETS

Cash	$389,775	$640,342
Accounts receivable	2,629	4,896
Other current assets	8,912	9,299

Total Current Assets	401,316	654,537

PROPERTY AND EQUIPMENT

Oil and gas properties	5,632,632	5,534,535
Accumulated depletion and depreciation	(5,312,829)	(5,267,990)

Total Property and Equipment	319,803	266,545

OTHER PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS

Security deposits	375	375

Total Other Assets	375	375

TOTAL ASSETS	$721,494	$921,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,588,343	$2,254,310
Participating interest	1,480,000	1,480,000
ARO liability	65,392	60,061
Joint venture liability	239,078	239,078
Notes payable, current portion	869,376	940,167

Total Current Liabilities	5,242,189	4,973,616

NON-CURRENT LIABILITIES

Notes payable, long-term	37,304	42,615

Total Non-Current Liabilities	37,304	42,615

TOTAL LIABILITIES	5,279,493	5,016,231

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.0001 par value,
10,000,000 shares shares authorized, 3,062,234 shares
issued and outstanding	3,062	3,062
Common stock, $0.0001 par value, 500,000,000 shares
authorized, 85,949,061 and 85,706,695 shares
issued and outstanding, respectively	85,949	85,706
Additional paid-in capital	30,525,235	30,518,876
Retained earnings (deficit)	(35,172,245)	(34,702,418)

Total Stockholders' Equity (Deficit)	(4,557,999)	(4,094,774)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$721,494	$921,457

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2014	2013

REVENUE	$675,201	$720,332

COST OF SALES	278,936	375,021

GROSS PROFIT	396,265	345,311

OPERATING EXPENSES

General and administrative expenses	218,062	171,773
Depletion, depreciation, and accretion	49,792	94,669
Impairment of oil and gas properties	60,936	-
Professional fees	454,816	394,875

Total Operating Expenses	783,606	661,317

LOSS FROM OPERATIONS	(387,341)	(316,006)

OTHER INCOME (EXPENSES)

Gain on sale of assets	-	826,273
Gain on settlement of debt	41,871	-
Interest expense	(124,357)	(107,167)

Total Other Income (Expenses)	(82,486)	719,106

INCOME (LOSS) BEFORE INCOME TAXES	(469,827)	403,100

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(469,827)	$403,100

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	85,859,006	85,706,695

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2012	3,062,234	$3,062	85,706,695	$85,706	$30,518,876	$(35,105,518)	$(4,497,874)

Net income for the year ended
December 31, 2013	-	-	-	-	-	403,100	403,100

Balance, December 31, 2013	3,062,234	3,062	85,706,695	85,706	30,518,876	(34,702,418)	(4,094,774)

Common shares cancelled	-	-	(7,634)	(7)	7	-	-

Common shares issued for services	-	-	250,000	250	6,352	-	6,602

Net loss for the year ended
December 31, 2014	-	-	-	-	-	(469,827)	(469,827)

Balance, December 31, 2014	3,062,234	$3,062	85,949,061	$85,949	$30,525,235	$(35,172,245)	$(4,557,999)

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(469,827)	$403,100
Adjustments to reconcile net loss to net
used in operating activities:
Depreciation, depletion, and accretion	49,792	94,669
(Gain) loss on disposal of assets	-	(826,273)
Gain on settlement of debt	(41,871)	-
Common stock issued for services	6,602	-
Impairment of oil and gas properties	60,936	-
Changes in operating assets and liabilities
Accounts receivable	2,267	3,000
Other current assets	387	(6,303)
Accounts payable and accrued expenses	358,189	68,996

Net Cash Used in Operating Activities	(33,525)	(262,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(158,652)	-
Sale of fixed assets	-	844,165

Net Cash Used in Investing Activities	(158,652)	844,165

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(58,390)	(6,000)

Net Cash Used in Financing Activities	(58,390)	(6,000)

NET (DECREASE) INCREASE IN CASH	(250,567)	575,354

CASH AT BEGINNING OF PERIOD	640,342	64,988

CASH AT END OF PERIOD	$389,775	$640,342

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$84,700	$84,700
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common shares cancelled	$7	$-

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

The Company acquired 100% of the capital stock of Hotwell Services Inc. (“Hotwell”), an emerging oilfield service company operating in the Appalachian Basin, on December 31, 2008.  The Company purchased Hotwell for $5,000,000, through the issuance of 2,777,778 shares of common stock valued at $1.80 per share.  On February 15, 2011 the Company entered into an Asset Sale Agreement whereby the Company sold 100% of Hotwell’s assets and approximately 88 percent of its liabilities.  As of December 31, 2014 the Hotwell subsidiary is largely inactive.

Revenue Sources

The Company’s results of operations are dependent on two sources of revenue.

The Principal Investment Division contains our primary source of revenue which accounts for approximately 99% of revenue earned during the years ended December 31, 2014 and 2013.  The Principal Investment Divisions earns oil and natural gas revenue received from the ownership interests in more than 80 energy properties located in 12 different states.

The Fund Management Division earns 2% annual management fees for managing the Capital City Energy Funds.  During the years ended December 31, 2014 and 2013 this Division earned less than one percent of the Company’s gross revenues.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. At December 31, 2014, the Company had approximately $139,775 in excess of federally insured limits (the FDIC insured deposits have been temporarily increased to $250,000).  The Company maintains cash accounts only at large high quality financial institutions and the Company believes the credit risk associated with cash held in banks is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of December 31, 2014 and 2013, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Fair Value of Financial Instruments

As of December 31, 2014, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

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

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 2.   Summary of Significant Accounting Policies (Continued)

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

December 31, 2014 and 2013

Note 2.   Summary of Significant Accounting Policies (Continued)

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

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 3.   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative operating losses through December 31, 2014 of $35,172,245 and had a working capital deficit of $4,840,873 at December 31, 2014.   Revenues for the year ended December 31, 2014 and 2013 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Note 4.   Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the year ended December 31, 2014 and 2013 amounted to $44,840 and $86,282, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of December 31, 2014 and 2013 oil and gas properties consisted of the following:

	2014	2013

Proved producing properties	$5,523,980	$5,534,535
Proved non-producing properties	-	-
Unproved properties	108,652	-
Total	5,632,632	5,534,535
Accumulated Depletion	(5,312,829)	(5,267,990)
Net Oil and Gas Properties	$319,803	$266,545

Note 5.   Participating Interest Financing Arrangement

The Company entered into a series of financing agreements for aggregate proceeds of $1,500,000 whereby participating revenue interests were conveyed to individual lenders in certain oil and gas properties owned by the Company. The principal terms of the agreements provided for a production payment from the net revenue interests in certain wells in which the Company owns a working interest; provided a minimum return on investment of 12% in the first year only; and provided a put option to the holders in Month 13. The put option provided the holder the sole right to put the participating revenue interest to the Company for the original principal amount. The put options expired in May of 2009. Since the inception of the Arrangement the Company has repaid $20,000 against these participating interests. Accordingly, there are participating interest liabilities totaling $1,480,000 as of December 31, 2014 and 2013.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 6.   Notes Payable

During the year ended December 31, 2008 the Company entered into a $51,206 note payable agreement with an unrelated third party entity.  The note is non-interest bearing and is due on demand.  The Company has paid $2,330 against the note principal, leaving the unpaid principal balance at $48,876 at December 31, 2014 and 2013.

On April 29, 2009 the Company consummated eleven notes payable with various lenders whereby the Company received cash proceeds totaling $605,000.  The notes all accrue interest at a rate of 14 percent per annum, and became due on March 11, 2014.  As of December 31, 2014 the Company has made no principal payments on the notes, but has paid current all accrued interest, totaling $84,700 for both 2014 and 2013.

On August 18, 2009 the Company entered into a note payable agreement with an unrelated third party entity whereby the Company borrowed $212,500.  The note originally accrued interest at a rate of seven percent per annum, but upon default the effective interest rate increased to 17.5 percent per annum.  As of December 31, 2014 and 2013 the entire principal balance of the note remained outstanding, and the Company owed accrued interest totaling $102,189 and $65,002, respectively.

On August 31, 2010 the Company entered into a $80,067 note payable agreement with a related party individual.  The note is non-interest bearing and is due on demand.  Subsequent to the note date, the Company made payments on the note totaling $8,750, and made new borrowings under the note in the amount of $2,286.  As of December 31, 2013 the outstanding principal balance on the note totaled $73,603.  During the 2014 calendar year, the Company reached an agreement with the note holder whereby the Company paid $53,140 in full satisfaction of the note.  Pursuant to this transaction, the Company recognized a gain on settlement of debt in the amount of $38,474.

 On June 5, 2012 the Company entered into a $47,054 note agreement with an unrelated third party.  The note accrues interest at a rate of six percent per annum and is due on demand.  The note calls for payments of $250 per month through December 1, 2017, at which time a final payment of $46,355 is due.  During the years ended December 31, 2014 and 2013, the Company made payments of $2,500 and $3,000, respectively on the note, leaving an unpaid principal balance of $40,304 and $42,804 as of December 31, 2014 and 2013, respectively.  Accrued interest on the notes totaled $6,601 and $4,131 at December 31, 2014 and 2013, respectively.

Future maturities on the Company’s outstanding notes payable are as follows:

Year	Payments Due
2015	$ 869,376
2016	3,000
2017	34,304
Total	$ 906,680

Note 7 -  Stockholders’ Equity

At December 31, 2014 and 2013 the Company has authorized 10,000,000 shares of preferred stock, of which 3,062,234 shares were issued and outstanding.  The preferred stock has no redemption or liquidation preference, and currently has no designation to be converted into shares of common stock.  The Company also has authorized 500,000,000 shares of common stock, of which 85,949,061 shares were issued and outstanding.

On January 17, 2014, 7,634 shares of the Company’s common stock were returned to treasury and cancelled.

On May 12, 2014 the Company issued 250,000 shares of common stock to an unrelated third party as payment for services rendered.  The shares were valued at $0.03 per share, being the market price of the stock on the date of issuance, resulting in a total value of $6,602.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 8 – Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2014 and 2013, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $185,695. The fair value of the liability at December 31, 2014 and 2013 is estimated to be $65,392 and $60,061, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Changes to the asset retirement obligation were as follows:

	December 31,2014	December 31,2013
Balance, beginning of year	$60,061	$56,040
Liabilities incurred	380	--
Disposal	--	(929)
Accretion expense	4,951	4,950
Balance, end of year	$65,392	$60,061

Note 9. Income Taxes

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

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Loss carry forwards (expire through 2034)	$4,850,000	$5,053,100
Contribution carryforward	20,400	20,400
Capital loss carryforward	34,200	34,200
Asset retirement obligation	22,200	20,400
Accumulated loss on impairment of investment – unrealized per tax	45,500	45,500
Related-party accruals	267,300	-
Valuation allowance	(5,239,600)	(5,173,600)
Net deferred taxes	$-	$-

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 9. Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2014 and 2013 due to the following:

	December 31, 2013	December 31, 2012
Book income (loss) from operations	$(187,500)	$137,100
Meals and entertainment	700	600
Change in ARO liability	1,800	1,400
Stock issued for services	3,400	-
Changes in related-party accruals	267,300	-
NOL carryforward used	(85,700)	(139,100)
Valuation allowance	-	-
	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $15,020,000 through 2034.  No tax benefit has been reported in the December 31, 2014 and 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

Note 10. Related-Party Transactions

During the 2013 calendar year the Company’s board of directors approved formal executive compensation agreements with the Company’s president and its chief financial officer, pursuant to which each is to receive compensation of $120,000 per annum.  As of December 31, 2014 and 2013, the Company owed a total of $373,000 and $331,500 in accrued compensation payable.

Note 11. Subsequent Events

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2014 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2014 and 2013, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	December 31, 2014	December 31, 2013

Net Proved Developed Reserves:
Crude oil (Bbls)	16,021	19,170
Natural gas (Mcf)	34,984	12,593
Oil equivalents (Boa)	22,054	21,342

Net Proved Undeveloped Reserves:
Crude oil (Bbls)	-	-
Natural gas (Mcf)	-	-
Oil equivalents (Boe)	-	-

Net Proved Developed and Undeveloped Reserves:
Crude oil (Bbls)	16,021	19,170
Natural gas (Mcf)	34,984	12,593
Oil equivalents (Boe)	22,054	21,342

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities  The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2014 and 2013:

	At December 31, 2014	At December 31, 2013

Proved leasehold costs	$-	$-
Costs of wells and development	5,616,329	5,518,611
Capitalized asset retirement costs	16,303	15,924
Total cost of oil and gas properties	5,632,632	5,534,535
Accumulated depreciation and depletion	(5,312,829)	(5,267,900)
Net Capitalized Costs	$319,803	$266,635

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities  The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2014 and 2013:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Acquisition of properties:
Proved	$158,652	$-
Exploration costs	-	-
Development costs	-	-
Net Capitalized Costs	$158,652	$-

Results of Operations for Oil and Gas Producing Activities The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Crude oil and gas revenues	$670,101	$713,132
Production costs	(278,936)	(375,021)
Depreciation, depletion and accretion	(49,792)	(94,669)
Results of operations for producing activities, excluding corporate overhead	$341,373	$243,442

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves  The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on a $94.99/BO crude oil price, and a gas price of $4.35/MCF. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Future cash inflows	$1,334,187	$1,477,672
Future production and development costs	(771,114)	(966,700)
Future income tax and insurance expense	(77,336)	(93,372)
Future net cash inflows	485,737	417,600
10% annual discount for estimated timing of cash flows	(300,761)	(258,572)
Standardized measure of discounted future net cash flows	$184,976	$159,028

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows  The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Beginning of period	$159,028	$316,744
Revenues less production and other costs	(396,267)	(345,311)
Changes in price, net of production costs	-	-
Development costs incurred	-	-
Net changes in future development costs	-	-
Purchases of reserves in place	(20,832)	-
Accretion of discount	48,200	53,384
Net change in income taxes	9,929	22,174
Timing differences and other	384,918	112,037
End of period	$184,976	$159,028

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosre

Not Applicable

Item 9A. Controls and Procedures

As of December 31, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting is not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2014:

i)

Lack of segregation of duties. At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of critical accounting duties within our internal control system. Management will periodically reevaluate this situation.

ii)

Lack of an independent audit committee. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)

Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.  Additionally, we have engaged an independent external accounting consulting group to review accounting transactions and monitor accounting procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

The Company has not taken any steps at this time to address these weaknesses but expects to formulate a plan before fiscal year ending December 31, 2015.

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

Name	Age ‡	Office(s) Held
Timothy S. Shear	59	President & Chief Executive Officer – Capital City Energy Group and all subsidiaries, Director
Todd E. Crawford	56	Chairman of the Board, Director
William D. Faith*	59	Secretary/Treasurer and Director*
Michael J. McKenzie**	77	Secretary-Treasurer and Director**

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

Timothy S. Shear, President and Chief Executive Officer, joined the firm as a Director pursuant to his election in February 2010, assuming his present roles (as of the date of this filing) as a corporate officer by the appointment of the Board in February 2010.  Although he also served as Chairman of the Board (COB), as of February 2010, Todd E. Crawford was appointed as his successor COB in February 2011.  Mr. Shear was involved as an investment banker in the Company’s original formation and business, as part of his 25 years of professional practice within the financial services industry and as the holder of various securities licenses.  Shear’s financial services career continues, in addition to his duties with the Company, and includes service as an investment advisor, presently as Senior Vice President at Capital City Partners, Inc. (a stockholder of the Company) and its FINRA-registered broker/dealer and SEC-registered investment advisor.  Previously, his tenure of 11 years at Diamond Hill Capital Management included a focus as a member of its banking team, successfully taking that firm’s parent organization to its present status as a public corporation.  Shear’s earlier career, over nearly two decades in Ohio governmental affairs and political affairs, spanned work from the Ohio Legislature to certain executive branch offices within the State of Ohio.  Mr. Shear’s baccalaureate and graduate training were at the Ohio State University (B.A., 1984).

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

Compliance with Section 16(a) of the Exchange Act

The Company is not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934.

Item 11.               Executive Compensation

Summary Compensation Table

Name and Position	Year	Salary (Cash Payments)	Bonus (Cash Payments)	Stock/Option Awards	All other Comp.	Total

Timothy Shear, President (1)	2014 2013	$48,500 $17,500	$7,500 $0	$0 $0	$0 $0	$56,000 $17,500

Todd Crawford, Chief Financial Officer (2)	2014 2013	$48,000 $17,500	$7,500 $0	$0 $0	$0 $3,329	$55,500 $17,500

NOTES TO SUMMARY COMPENSATION TABLE

(1)

Mr. Shear began employment with the Company on February 10, 2010.  In 2013 the Company’s board of directors approved an executive compensation agreement with Mr. Shear whereby Mr. Shear was entitled to a salary of $120,000 per annum.  As of December 31, 2014 and 2013 the Company owes Mr. Shear $373,000 and $301,500, respectively, in accrued compensation for the 2014 and 2013 fiscal years pursuant to this agreement.

(2)

Mr. Crawford began employment with the Company on February 10, 2010.  In 2013 the Company’s board of directors approved an executive compensation agreement with Mr. Crawford whereby Mr. Crawford was entitled to a salary of $120,000 per annum.  As of December 31, 2014 the Company owes Mr. Crawford $331,500 and $259,500, respectively, in accrued compensation for the 2014 and 2013 fiscal years pursuant to this agreement.

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

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 85,949,061 shares of Common Stock outstanding determined as of December 31, 2014.

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

Item 13.               Certain Relationships and Related Transactions

None.

Item 14.               Principal Accountant Fees and Services

The following table shows the fees that were billed for the audit and other services provided by such firm for our 2014 and 2013 audit. However, these fees were billed during the fiscal year ending December 31, 2014.

	2014	2013
Audit Fees	$57,000	$75,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$57,000	$75,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to the 2014 and 2013 audit periods were pre-approved by the Board of Directors.

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

Capital City Energy Group, Inc.

Date: July 8, 2015	By:	/s/ Timothy S. Shear
Timothy S. Shear
Principal Executive Officer /Chief Executive Officer

Capital City Energy Group, Inc.

Date: July 8, 2015	By:	/s/Timothy S. Shear
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Timothy S. Shear	Chief Executive Officer and Director	July 8, 2015
Timothy S. Shear

/s/ William D. Faith	Secretary/Treasurer and Director	July 8, 2015
William D. Faith

/s/ Todd E. Crawford	Director	July 8, 2015
Todd E. Crawford