Form 10-Q
period 2015-06-30
Capital City Energy Group, Inc.
filed 2015-08-14
CIK 1386041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

☐  Yes    ☐  No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2015, there were 85,949,061 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1. Financial Statements

The unaudited consolidated financial statements of registrant for the three and six months ended June 30, 2015 and 2014 follow. The unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
CURRENT ASSETS	(Unaudited)

Cash	$166,519	$389,775
Accounts receivable	1,100	2,629
Other current assets	36,502	8,912

Total Current Assets	204,121	401,316

PROPERTY AND EQUIPMENT

Oil and gas properties	5,631,873	5,632,632
Accumulated depletion and depreciation	(5,339,221)	(5,312,829)

Total Property and Equipment	292,652	319,803

OTHER PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS

Security deposits	375	375

Total Other Assets	375	375

TOTAL ASSETS	$497,148	$721,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,616,876	$2,588,343
Participating interest	1,470,000	1,480,000
ARO liability	67,868	65,392
Joint venture liability	239,078	239,078
Notes payable, current portion	869,376	869,376

Total Current Liabilities	5,263,198	5,242,189

NON-CURRENT LIABILITIES

Notes payable, long-term	36,054	37,304

Total Non-Current Liabilities	36,054	37,304

TOTAL LIABILITIES	5,299,252	5,279,493

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value,
10,000,000 shares shares authorized, 3,062,234 shares
issued and outstanding	3,062	3,062
Common stock, $0.001 par value, 500,000,000 shares
authorized, 85,949,061 shares
issued and outstanding	85,949	85,949
Additional paid-in capital	30,525,235	30,525,235
Retained earnings (deficit)	(35,416,350)	(35,172,245)

Total Stockholders' Equity (Deficit)	(4,802,104)	(4,557,999)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$497,148	$721,494

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUE	$95,472	$141,245	$190,978	$314,836

COST OF SALES	65,655	68,516	97,069	133,958

GROSS PROFIT	29,817	72,729	93,909	180,878

OPERATING EXPENSES

General and administrative expenses	28,196	62,790	87,763	113,031
Depletion, depreciation, and accretion	9,886	12,992	29,627	25,985
Impairment expense	-	-	-	31,768
Professional fees	118,607	133,484	212,003	275,593

Total Operating Expenses	156,689	209,266	329,393	446,377

LOSS FROM OPERATIONS	(126,872)	(136,537)	(235,484)	(265,499)

OTHER INCOME (EXPENSES)

Interest expense	(31,215)	(30,985)	(61,874)	(61,659)
Gain on settlement of debt	-	-	53,253	-

Total Other Income (Expenses)	(31,215)	(30,985)	(8,621)	(61,659)

LOSS BEFORE INCOME TAXES	(158,087)	(167,522)	(244,105)	(327,158)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(158,087)	$(167,522)	$(244,105)	$(327,158)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	85,949,061	85,833,676	85,949,061	85,787,458

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(244,105)	$(327,158)
Adjustments to reconcile net loss to net
used in operating activities:
Depreciation, depletion, and accretion	29,627	25,985
Common stock issued for services	-	10,000
Impairment of oil and gas properties	-	31,768
Gain on settlement of debt	(53,253)	-
Changes in operating assets and liabilities
Accounts receivable	1,529	(46,314)
Prepaid expenses and other current assets	(27,590)	(38,593)
Accounts payable and accrued expenses	81,786	266,045

Net Cash Used in Operating Activities	(212,006)	(78,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of participating interest	(10,000)	-
Purchase of fixed assets	-	(50,000)

Net Cash Used in Investing Activities	(10,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(1,250)	(2,250)

Net Cash Used by Financing Activities	(1,250)	(2,250)

NET DECREASE IN CASH	(223,256)	(130,517)

CASH AT BEGINNING OF PERIOD	389,775	640,342

CASH AT END OF PERIOD	$166,519	$509,825

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. As of June 30, 2015 and December 31, 2014, the Company had $-0- and $139,775 in excess of federally insured limits (the FDIC insured deposits have been temporarily increased to $250,000).  The Company maintains cash accounts only at large high quality financial institutions and the Company believes the credit risk associated with cash held in banks is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of June 30, 2015 and December 31, 2014, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.  The Company recognized impairment expense of $-0- and $31,768 during the six-month periods ended June 30, 2015 and 2014, respectively.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through June 30, 2015 and December 31, 2014 of $35,416,350 and $35,172,245, respectively, and had a working capital deficit of $5,059,077 and $4,840,873 at June 30, 2015 and December 31, 2014, respectively.   Revenues for the six-month periods ended June 30, 2014 and 2013 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Note 4.   Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the six months ended June 30, 2015 and 2014 amounted to $26,392 and $23,510, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of June 30, 2015 and December 31, 2014 oil and gas properties consisted of the following:

	2015	2014

Proved producing properties	$5,523,221	$5,523,980
Proved non-producing properties	-	-
Unproved properties	108,652	108,652
Total	5,631,873	5,632,632
Accumulated Depletion	(5,339,221)	(5,312,829)
Net Oil and Gas Properties	$292,652	$319,803

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.   Participating Interest Financing Arrangement

The Company entered into a series of financing agreements for aggregate proceeds of $1,500,000 whereby participating revenue interests were conveyed to individual lenders in certain oil and gas properties owned by the Company. The principal terms of the agreements provided for a production payment from the net revenue interests in certain wells in which the Company owns a working interest; provided a minimum return on investment of 12% in the first year only; and provided a put option to the holders in Month 13. The put option provided the holder the sole right to put the participating revenue interest to the Company for the original principal amount. The put options expired in May of 2009. Since the inception of the Arrangement the Company has repaid $30,000 against these participating interests. Accordingly, there are participating interest liabilities totaling $1,470,000 as of June 30, 2015.

Note 6.   Notes Payable

During the year ended December 31, 2008 the Company entered into a $51,206 note payable agreement with an unrelated third party entity.  The note is non-interest bearing and is due on demand.  The Company has paid $2,330 against the note principal, leaving the unpaid principal balance at $48,876 at June 30, 2015 and December 31, 2014.

On April 29, 2009 the Company consummated eleven notes payable with various lenders whereby the Company received cash proceeds totaling $605,000.  The notes all accrue interest at a rate of 14 percent per annum, and became due on March 11, 2014.  As of June 30, 2015 and December 31, 2014 the Company has made no principal payments on the notes, but has paid current all accrued interest, totaling $42,234 for the six months ended June 30, 2015 and 2014.

On August 18, 2009 the Company entered into a note payable agreement with an unrelated third party entity whereby the Company borrowed $212,500.  The note originally accrued interest at a rate of seven percent per annum, but upon default the effective interest rate increased to 17.5 percent per annum.  As of June 30, 2015 and December 31, 2014 the entire principal balance of the note remained outstanding, and the Company owed accrued interest totaling $120,630 and $102,189, respectively.

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

 On June 5, 2012 the Company entered into a $47,054 note agreement with an unrelated third party.  The note accrues interest at a rate of six percent per annum and is due on demand.  The note calls for payments of $250 per month through December 1, 2017, at which time a final payment of $46,355 is due.  During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company made payments of $1,250 and $2,500, respectively on the note, leaving an unpaid principal balance of $39,054 and $40,304 as of June 30, 2015 and December 31, 2014, respectively.  Accrued interest on the notes totaled $7,774 and $6,575 at June 30, 2015 and December 31, 2014, respectively.

Future maturities on the Company’s outstanding notes payable are as follows:

Year	Payments Due
2015	$ 867,876
2016	3,000
2017	34,554
Total	$ 905,430

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

Pursuant to the sale of participation interests in the joint venture, Avanti raised $677,121.  With these funds, the joint venture made $438,043 in expenditures toward the purchase and development of certain oil and gas properties.  As of December 31, 2011, the acquired properties were deemed unsuccessful and the projects were abandoned.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 7 - Joint Venture Liability (Continued)

As of June 30, 2015 and December 31, 2014, Avanti maintains a liability to the investors in the joint venture of $239,078, representing the difference between funds raised pursuant to the joint venture and funds actually expended toward the project’s stated objectives.

Note 8.   Stockholders’ Equity

At June 30, 2015 and December 31, 2014 the Company has authorized 10,000,000 shares of preferred stock, of which 3,062,234 shares were issued and outstanding.  The preferred stock has no redemption or liquidation preference, and currently has no designation to be converted into shares of common stock.  The Company also has authorized 500,000,000 shares of common stock, of which 85,949,061 shares were issued and outstanding.

On January 17, 2014, 7,634 shares of the Company’s common stock were returned to treasury and cancelled.

On May 12, 2014 the Company issued 250,000 shares of common stock to an unrelated third party as payment for services rendered.  The shares were valued at $0.03 per share, being the market price of the stock on the date of issuance, resulting in a total value of $6,602.

Note 9 – Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2015 and December 31, 2014, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $185,695. The fair value of the liability at June 30, 2015 and December 31, 2014 is estimated to be $67,868 and $65,392, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. The actual costs to settle the obligation are expected to occur in approximately 18 to 25 years.

Changes to the asset retirement obligation were as follows:

	June 30,2015	December 31,2014
Balance, beginning of year	$65,392	$60,061
Liabilities incurred	-	380
Disposal	-
Accretion expense	2,476	4,951
Balance, end of period	$67,868	$65,392

Note 10 – Related-Party Transactions

In 2010 the Company’s board of directors approved executive compensation agreements with its two officers, whereby each was to be paid $120,000 per annum. As of June 30, 2015 and December 31, 2014, the Company owed an aggregate of $758,500 and $704,500, respectively, pursuant to the compensation agreements.

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

Results of Operations for the Three Months ended June 30, 2015 compared to June 30, 2014

	For the Three-Months Ended June,
	2015	2014
Revenues	$95,472	$141,245

Cost of Sales	65,655	68,516

Gross Profit	29,817	72,729

Operating Expenses
General and administrative	28,196	62,790
Depletion, depreciation and accretion	9,886	12,992
Impairment expense	--	-
Professional fees	118,607	133,484

Total operating expenses	156,689	209,266

Loss from operations	(126,872)	(136,537)

Other income (expense)
Interest expense	(31,215)	(30,985)
Gain on settlement of debt	-	--

Total other income (expenses)	(31,215)	(30,985)

Net Loss	$(158,087)	$(167,522)

Summary of Results of Operations

Revenue

On a consolidated basis our oil and gas revenues were $95,472 for the three-month period ended June 30, 2015, compared to $141,245 for the three-month period in 2014.  The decrease in oil and gas revenues was primarily attributable to decreased production volumes during the period, coupled with lower prices of oil in 2015.

Lease Operating Expenses

For the three month period ended June 30, 2015, lease operating expenses (LOE) were $65,655 compared to $68,516 during the three month period ended June 30, 2014. The decrease was primarily attributable to decreased production volumes in 2015, partially offset by increases in expenditures for various repairs and maintenance items.  Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation, Depletion, and Accretion

Depreciation, depletion and accretion expenses totaled $9,886 for the three-month period ended June 30, 2015, compared to $12,992 for the three-month period ended June 30, 2014.  This decrease was due primarily to decreased oil and gas production during the current period.

Selling, General and Administrative Expenses

For the three-month period ended June 30, 2015, general and administrative expenses totaled $28,196, a decrease from the general and administrative expenses of $62,790 posted during the same time period in 2014.   This decrease is primarily attributable to decreases in contract labor and office administration expenses during the period.

Professional Fees

Professional fees totaled $118,607 for the three-month period ended June 30, 2015, compared to $133,484 for the three-month period ended June 30, 2014. This overall decrease for the period was due primarily to the 2014 engagement of accounting and legal professionals related to the preparation of financial and other information necessary to meet our public reporting obligations.  Included in professional fees for each year is an accrual of $60,000 per quarter for officer compensation.

Other Income (Expenses)

For the three-month periods ended June 30, 2015 the Company recognized interest expense of $31,215, compared to $30,985 for the comparable period of the 2014 fiscal year. The interest expense for these periods is associated with the Company’s notes payable. Historically, these notes have been converted to equity where possible and/or have been repaid. We foresee meeting all outstanding notes subject to the raising of further capital and increasing revenues over the course of the 2015 and 2016 fiscal years.

Net Income (Loss)

We had net loss for the three-month period ended June 30, 2015 of $158,087, a decrease compared to a net loss of $167,522 for the three-month period ended June 30, 2014.  This slight decrease in our current period net loss resulted primarily from a decreased loss from operations, recognized during the period.

Results of Operations for the Six Months ended June 30, 2015 compared to June 30, 2014

	For the Six-Months Ended June 30,
	2015	2014
Revenues	$190,978	$314,836

Cost of Sales	97,069	133,958

Gross Profit	93,909	180,878

Operating Expenses
General and administrative	87,763	113,031
Depletion, depreciation and accretion	29,627	25,985
Impairment expense	--	31,768
Professional fees	212,003	275,593

Total operating expenses	329,393	446,377

Loss from operations	(235,484)	(265,499)

Other income (expense)
Interest expense	(61,874)	(61,659)
Gain on settlement of debt	53,253	--

Total other income (expenses)	(8,621)	(61,659)

Net Income Loss	$(244,105)	$(327,158)

Summary of Results of Operations

Revenue

On a consolidated basis our oil and gas revenues were $190,978 for the six-month period ended June 30, 2015, compared to $314,836 for the six-month period in 2014.  The decrease in oil and gas revenues was primarily attributable to decreased production volumes during the period, coupled with lower prices of oil in 2015.

Lease Operating Expenses

For the six-month period ended June 30, 2015, lease operating expenses (LOE) were $97,069 compared to $133,958 during the six-month period ended June 30, 2014. The decrease was primarily attributable to decreased production volumes in 2015, partially offset by increases in expenditures for various repairs and maintenance items.  Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation, Depletion, and Accretion

Depreciation, depletion and accretion expenses totaled $29,627 for the six-month period ended June 30, 2015, compared to $25,985 for the six-month period ended June 30, 2014.  Depletion increased during the period primarily because certain known oil and gas reserves of active wells have been recently shown to be less than previously calculated, pursuant to our most recent reserve analysis report.  Because of these smaller reserves, current period production relative to the known reserve quantities increased during the period, resulting in increased depletion expense.

Selling, General and Administrative Expenses

For the six-month period ended June 30, 2015, general and administrative expenses totaled $87,763, a decrease from the general and administrative expenses of $113,031  during the same time period in 2014.   This decrease is primarily attributable to decreases in contract labor and office administration expenses.

Professional Fees

Professional fees totaled $212,003 for the six-month period ended June 30, 2015, compared to $275,593 for the six-month period ended June 30, 2014. This overall decrease for the period was due primarily to the 2014 engagement of accounting and legal professionals related to the preparation of financial and other information necessary to meet our public reporting obligations.  Included in professional fees for each year is an accrual of $60,000 per quarter for officer compensation.

Impairment of Oil and Gas Properties

During the six-month periods ended June 30, 2015 and 2014 the Company recognized $-0- and $31,768 in impairment expense relating to its oil and gas properties.  This impairment was recognized due to the fact that the net present value of the estimated future cash flows from certain of the Company’s oil and gas properties, as estimated in the Company’s December 31, 2014 reserve report, was less than the Company’s book value for the same properties.

Other Income (Expenses)

For the six-month periods ended June 30, 2015 the Company recognized a gain on settlement of debt totaling $53,253. The Company also recognized interest expense of $61,874, respectively, compared to $61,659 for the comparable period of the 2014 fiscal year. The interest expense for these periods are associated with the Company’s notes payable. Historically, these notes have been converted to equity where possible and/or have been repaid. We foresee meeting all outstanding notes subject to the raising of further capital and increasing revenues over the course of the 2015 and 2016 fiscal years.

Net Income (Loss)

We had net loss for the six-month period ended June 30, 2015 of $244,105, a decrease compared to a net loss of $327,158 for the six-month period ended June 30, 2014.  This decrease in our current period net loss resulted primarily from a decreased loss from operations, and decreased other expenses recognized during the period.

Liquidity and Capital Resources for Six Months ended June 30, 2015 compared December 31, 2014

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2015 compared to December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014	Change

Cash	$166,519	$389,775	$(223,256)
Total Current Assets	204,121	401,316	(197,195)
Total Assets	497,148	721,494	(224,346)
Total Current Liabilities	5,263,198	5,242,189	21,009
Total Liabilities	$5,299,252	$5,279,493	$19,759

              Our cash balance declined because of operating costs and because we invested $10,000 in participating interest arrangements during the current fiscal year. Our current liabilities increased because we accrued professional fees in connection with bringing our securities filings current.

The current liabilities as of June 30, 2015 consist of accounts payable and accrued expenses in the amount of $2,616,876, notes payable-current portion in the amount of $869,376, $1,470,000 of debt related to a participating interest financing arrangement, ARO liability of $67,868 accrued for estimated well closure costs and a joint venture liability totaling $239,078.  These needs have historically been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. However, in order to repay our obligations in full or in part when due, we may be required to raise significant working capital from other sources.  There is no assurance, however, that we will be successful in these efforts. . (See “Cash Requirements”below).

Cash Requirements

We had cash available of $166,519 as of June 30, 2015.  Based upon our revenues, cash on hand and current monthly burn rate, approximately $10,000, excluding professional fees and consultants on an as needed basis, we expect to continue borrowing from our shareholders and other related parties, as well as raising capital from the sales of our securities to fund operations.  We anticipate a significant decrease in professional and consulting fees in the immediate future, pursuant to attaining current status with filings and reporting requirements.

Cash Flow From Operating Activities

For the six-month period ended June 30, 2015, net cash used in operating activities was $212,006 compared to $78,267 net cash used in operating activities for the same six-month period ended June 30, 2014.

Cash Flow From Investing Activities

For the six-month period ended June 30, 2015, net cash used in investing activities was $10,000 primarily attributed to the purchase of certain participating interest arrangements. For the six-month period ended June 30, 2014, there was $50,000 used in investing activities associated with the purchase of fixed assets.

Cash Flow From Financing Activities

For the six-month period ended June 30 2015, net cash used by financing activities was $1,250 versus net cash used in financing activities of $2,250 for the same period in 2014.  Financing activities principally consisted of payments on notes payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through June 30, 2015 of $35,416,350 and has a working capital deficit of $5,059,077 at June 30, 2015.  Revenues during the year ended December 31, 2014 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

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

During the six-month period ended June 30, 2015 and 2014 the Company recognized impairment expense of $-0- and $31,768, respectively, relating to our oil and gas reserves

Inflation

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

Capital City Energy Group, Inc.

Date: August 14, 2015	By:	/s/ Timothy S. Shear
Timothy S. Shear
Principal Executive Officer /Chief Executive Officer