Form 10-Q
period 2015-09-30
Capital City Energy Group, Inc.
filed 2015-11-16
CIK 1386041

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ¨  Yes    þ  No

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ¨  Yes    þ  No

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer o	Accelerated Filer ¨	Non-Accelerated Filer ¨	Smaller Reporting Company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ¨  Yes    þ  No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

¨  Yes    ¨  No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 16, 2015, there were 85,949,061 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1. Financial Statements

The unaudited consolidated financial statements of registrant for the three and nine months ended September 30, 2015 and 2014 follow. The unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2015	2014
CURRENT ASSETS	(Unaudited)

Cash	$74,044	$389,775
Accounts receivable	8,340	2,629
Other current assets	20,858	8,912

Total Current Assets	103,242	401,316

PROPERTY AND EQUIPMENT

Oil and gas properties	5,641,493	5,632,632
Accumulated depletion and depreciation	(5,345,331)	(5,312,829)

Total Property and Equipment	296,162	319,803

OTHER PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS

Security deposits	375	375

Total Other Assets	375	375

TOTAL ASSETS	$399,779	$721,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,660,107	$2,588,343
Participating interest	1,470,000	1,480,000
ARO liability	69,106	65,392
Joint venture liability	239,078	239,078
Notes payable, current portion	869,376	869,376

Total Current Liabilities	5,307,667	5,242,189

NON-CURRENT LIABILITIES

Notes payable, long-term	36,054	37,304

Total Non-Current Liabilities	36,054	37,304

TOTAL LIABILITIES	5,343,721	5,279,493

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value,
10,000,000 shares shares authorized, 3,062,234 shares
issued and outstanding	3,062	3,062
Common stock, $0.001 par value, 500,000,000 shares
authorized, 85,949,061 shares
issued and outstanding	85,949	85,949
Additional paid-in capital	30,525,235	30,525,235
Retained earnings (deficit)	(35,558,188)	(35,172,245)

Total Stockholders' Equity (Deficit)	(4,943,942)	(4,557,999)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$399,779	$721,494

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUE	$86,079	$210,396	$277,057	$525,232

COST OF SALES	61,860	81,945	158,929	215,903

GROSS PROFIT	24,219	128,451	118,128	309,329

OPERATING EXPENSES

General and administrative expenses	42,507	30,600	130,270	143,631
Depletion, depreciation, and accretion	7,728	12,993	37,355	38,978
Impairment expense	-	-	-	31,768
Professional fees	84,509	101,891	296,512	377,484

Total Operating Expenses	134,744	145,484	464,137	591,861

LOSS FROM OPERATIONS	(110,525)	(17,033)	(346,009)	(282,532)

OTHER INCOME (EXPENSES)

Interest expense	(31,313)	(31,326)	(93,187)	(92,985)
Gain on settlement of debt	-	-	53,253	-

Total Other Income (Expenses)	(31,313)	(31,326)	(39,934)	(92,985)

LOSS BEFORE INCOME TAXES	(141,838)	(48,359)	(385,943)	(375,517)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(141,838)	$(48,359)	$(385,943)	$(375,517)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	85,949,061	85,949,061	85,949,061	85,827,828

The accompanying notes are an integral part of these financial statements.

CAPITAL CITY ENERGY GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(385,943)	$(375,517)
Adjustments to reconcile net loss to net
used in operating activities:
Depreciation, depletion, and accretion	37,355	38,978
Common stock issued for services	-	10,000
Impairment of oil and gas properties	-	31,768
Gain on settlement of debt	(53,253)	-
Changes in operating assets and liabilities
Accounts receivable	(5,711)	(38,307)
Prepaid expenses and other current assets	(11,946)	(28,930)
Accounts payable and accrued expenses	125,017	309,505

Net Cash Used in Operating Activities	(294,481)	(52,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of participating interest	(10,000)	-
Purchase of fixed assets	(10,000)	(50,000)

Net Cash Used in Investing Activities	(20,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(1,250)	(3,250)

Net Cash Used by Financing Activities	(1,250)	(3,250)

NET DECREASE IN CASH	(315,731)	(105,753)

CASH AT BEGINNING OF PERIOD	389,775	640,342

CASH AT END OF PERIOD	$74,044	$534,589

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$63,585	$63,351
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

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

 During 2008 the Company acquired Avanti Energy Partners, which had managed the Capital City Energy Funds.  Avanti transitioned to a small, full-service oil and natural gas operating company during 2008.  A second acquisition was transacted in the first half of 2008 in the oilfield service sector. The Company acquired Eastern Well Services,  LLC and began operations through consulting oil and natural gas operating companies on their well completion in the continental United States and internationally.

On December 11, 2008, Capital City Energy Fund XIV, LLC (the “LLC”) merged with and into Capital City Petroleum, Inc., a wholly-owned subsidiary of the Company.  Pursuant to the merger, the members of the LLC received 698,551 shares of the Company’s unregistered common stock based on the distribution provisions of the limited liability company agreement of the LLC.

Additionally, on December 11, 2008, Capital City Energy Fund XVI, LP (the “LP”) merged with and into Capital City Petroleum, Inc.  Pursuant to the merger, the partners of the LP received 820,546 shares of the Company’s unregistered common stock based on the distribution provisions of the limited partnership agreement of the LP.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. As of September 30, 2015 and December 31, 2014, the Company had $-0- and $139,775 in excess of federally insured limits (the FDIC insured deposits have been temporarily increased to $250,000).  The Company maintains cash accounts only at large high quality financial institutions and the Company believes the credit risk associated with cash held in banks is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of September 30, 2015 and December 31, 2014, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Fair Value of Financial Instruments

As of September 30, 2015, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.  The Company recognized impairment expense of $-0- and $31,768 during the nine-month periods ended September 30, 2015 and 2014, respectively.

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.   Summary of Significant Accounting Policies (Continued)

Oil and Gas Properties, Successful Efforts Method (Continued)

Under Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas, drilling costs for exploratory wells are initially capitalized but generally must be charged to expense unless the wells are determined to be successful within one year after completion of drilling. The one-year limitation may be exceeded for an exploratory well only if sufficient reserves have been found to justify its completion and sufficient progress has been made in assessing the reserves and the economic and operating viability of the project. If the exploratory well does not meet both criteria, its capitalized costs are expensed, net of any salvage value. Annual disclosures are required under FSP No. 19-1 to provide information about management’s evaluation of capitalized exploratory well costs, including disclosure of (i) net changes from period to period in the costs for wells that are pending the determination of proved reserves, (ii) the amount of any exploratory well costs that have been capitalized for more than one-year after the completion of drilling and (iii) an aging of suspended exploratory well costs and the number of wells affected. See Note 4 – Oil and Gas Properties.

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

Income Taxes

The Company accounts for income taxes pursuant to Accounting Standards Codification 740, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred taxes are provided on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through September 30, 2015 and December 31, 2014 of $35,558,188 and $35,172,245, respectively, and had a working capital deficit of $5,204,425 and $4,840,873 at September 30, 2015 and December 31, 2014, respectively.   Revenues for the nine-month periods ended September 30, 2014 and 2013 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Note 4.   Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion expense for the nine months ended September 30, 2015 and 2014 amounted to $32,502 and $35,265, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of September 30, 2015 and December 31, 2014 oil and gas properties consisted of the following:

	2015	2014

Proved producing properties	$5,532,841	$5,523,980
Proved non-producing properties	-	-
Unproved properties	108,652	108,652
Total	5,641,493	5,632,632
Accumulated Depletion	(5,345,331)	(5,312,829)
Net Oil and Gas Properties	$296,162	$319,803

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.   Participating Interest Financing Arrangement

The Company entered into a series of financing agreements for aggregate proceeds of $1,500,000 whereby participating revenue interests were conveyed to individual lenders in certain oil and gas properties owned by the Company. The principal terms of the agreements provided for a production payment from the net revenue interests in certain wells in which the Company owns a working interest; provided a minimum return on investment of 12% in the first year only; and provided a put option to the holders in Month 13. The put option provided the holder the sole right to put the participating revenue interest to the Company for the original principal amount. The put options expired in May of 2009. Since the inception of the Arrangement the Company has repaid $30,000 against these participating interests. Accordingly, there are participating interest liabilities totaling $1,470,000 as of September 30, 2015.

Note 6.   Notes Payable

During the year ended December 31, 2008 the Company entered into a $51,206 note payable agreement with an unrelated third party entity.  The note is non-interest bearing and is due on demand.  The Company has paid $2,330 against the note principal, leaving the unpaid principal balance at $48,876 at September 30, 2015 and December 31, 2014.

On April 29, 2009 the Company consummated eleven notes payable with various lenders whereby the Company received cash proceeds totaling $605,000.  The notes all accrue interest at a rate of 14 percent per annum, and became due on March 11, 2014.  As of September 30, 2015 and December 31, 2014 the Company has made no principal payments on the notes, but has made consistent interest payments.  Total aggregate accrued interest on the notes as of September 30, 2015 and 2014 was $42,350.

On August 18, 2009 the Company entered into a note payable agreement with an unrelated third party entity whereby the Company borrowed $212,500.  The note originally accrued interest at a rate of seven percent per annum, but upon default the effective interest rate increased to 17.5 percent per annum.  As of September 30, 2015 and December 31, 2014 the entire principal balance of the note remained outstanding, and the Company owed accrued interest totaling $130,003 and $102,189, respectively.

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

 On June 5, 2012 the Company entered into a $47,054 note agreement with an unrelated third party.  The note accrues interest at a rate of six percent per annum and is due on demand.  The note calls for payments of $250 per month through December 1, 2017, at which time a final payment of $46,355 is due.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company made payments of $1,250 and $2,500, respectively on the note, leaving an unpaid principal balance of $39,054 and $40,304 as of September 30, 2015 and December 31, 2014, respectively.  Accrued interest on the notes totaled $8,365 and $6,575 at September 30, 2015 and December 31, 2014, respectively.

Future maturities on the Company’s outstanding notes payable are as follows:

Year	Payments Due
2015	$ 867,126
2016	3,000
2017	35,304
Total	$ 905,430

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

CAPITAL CITY ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 7 - Joint Venture Liability (Continued)

As of September 30, 2015 and December 31, 2014, Avanti maintains a liability to the investors in the joint venture of $239,078, representing the difference between funds raised pursuant to the joint venture and funds actually expended toward the project’s stated objectives.

Note 8.   Stockholders’ Equity

At September 30, 2015 and December 31, 2014 the Company has authorized 10,000,000 shares of preferred stock, of which 3,062,234 shares were issued and outstanding.  The preferred stock has no redemption or liquidation preference, and currently has no designation to be converted into shares of common stock.  The Company also has authorized 500,000,000 shares of common stock, of which 85,949,061 shares were issued and outstanding.

On January 17, 2014, 7,634 shares of the Company’s common stock were returned to treasury and cancelled.

On May 12, 2014 the Company issued 250,000 shares of common stock to an unrelated third party as payment for services rendered.  The shares were valued at $0.03 per share, being the market price of the stock on the date of issuance, resulting in a total value of $6,602.

Note 9 – Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2015 and December 31, 2014, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $185,695. The fair value of the liability at September 30, 2015 and December 31, 2014 is estimated to be $69,106 and $65,392, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. The actual costs to settle the obligation are expected to occur in approximately 18 to 25 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of year	$65,392	$60,061
Liabilities incurred	-	380
Disposal	-
Accretion expense	3,714	4,951
Balance, end of period	$69,106	$65,392

Note 10 – Related-Party Transactions

In 2010 the Company’s board of directors approved executive compensation agreements with its two officers, whereby each was to be paid $120,000 per annum. As of September 30, 2015 and December 31, 2014, the Company owed an aggregate of $784,500 and $730,500, respectively, pursuant to the compensation agreements.

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

Results of Operations for the Three Months ended September 30, 2015 compared to September 30, 2014

	For the Three-Months Ended September,
	2015	2014
Revenues	$86,079	$210,396

Cost of Sales	61,860	81,945

Gross Profit	24,219	128,451

Operating Expenses
General and administrative	42,507	30,600
Depletion, depreciation and accretion	7,728	12,993
Impairment expense	--	-
Professional fees	84,509	101,891

Total operating expenses	134,744	145,484

Loss from operations	(110,525)	(17,033)

Other income (expense)
Interest expense	(31,313)	(31,326)
Gain on settlement of debt	-	--

Total other income (expenses)	(31,313)	(31,326)

Net Loss	$(141,838)	$(48,359)

Summary of Results of Operations

Revenue

On a consolidated basis our oil and gas revenues were $86,079 for the three-month period ended September 30, 2015, compared to $210,396 for the three-month period in 2014.  The decrease in oil and gas revenues was primarily attributable to decreased production volumes during the period, coupled with lower prices of oil in 2015.

Lease Operating Expenses

For the three month period ended September 30, 2015, lease operating expenses (LOE) were $61,860 compared to $81,945 during the three month period ended September 30, 2014. The decrease was primarily attributable to decreased production volumes in 2015, partially offset by increases in expenditures for various repairs and maintenance items.  Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation, Depletion, and Accretion

Depreciation, depletion and accretion expenses totaled $7,728 for the three-month period ended September 30, 2015, compared to $12,993 for the three-month period ended September 30, 2014.  This decrease was due primarily to decreased oil and gas production during the current period.

Selling, General and Administrative Expenses

For the three-month period ended September 30, 2015, general and administrative expenses totaled $42,507, a decrease from the general and administrative expenses of $30,600 posted during the same time period in 2014.   This increase is primarily attributable to decreases in contract labor and office administration expenses during the period.

Professional Fees

Professional fees totaled $84,509 for the three-month period ended September 30, 2015, compared to $101,891 for the three-month period ended September 30, 2014. This overall decrease for the period was due primarily to the 2014 engagement of accounting and legal professionals related to the preparation of financial and other information necessary to meet our public reporting obligations.  Included in professional fees for each year is an accrual of $60,000 per quarter for officer compensation.

Other Income (Expenses)

For the three-month periods ended September 30, 2015 the Company recognized interest expense of $31,313, compared to $31,326 for the comparable period of the 2014 fiscal year. The interest expense for these periods is associated with the Company’s notes payable. Historically, these notes have been converted to equity where possible and/or have been repaid. We foresee meeting all outstanding notes subject to the raising of further capital and increasing revenues over the course of the 2015 and 2016 fiscal years.

Net Income (Loss)

We had net loss for the three-month period ended September 30, 2015 of $141,838, an increase compared to a net loss of $48,359 for the three-month period ended September 30, 2014.  This increase in our current period net loss resulted primarily from decreased oil and gas production and sales recognized during the period.

Results of Operations for the Nine Months ended September 30, 2015 compared to September 30, 2014

	For the Nine-Months Ended September 30,
	2015	2014
Revenues	$277,057	$525,232

Cost of Sales	158,929	215,903

Gross Profit	118,128	309,329

Operating Expenses
General and administrative	130,270	143,631
Depletion, depreciation and accretion	37,355	38,978
Impairment expense	--	31,768
Professional fees	296,512	377,484

Total operating expenses	464,137	591,861

Loss from operations	(346,009)	(282,532)

Other income (expense)
Interest expense	(93,187)	(92,985)
Gain on settlement of debt	53,253	--

Total other income (expenses)	(39,934)	(92,985)

Net Income Loss	$(385,943)	$(375,517)

Summary of Results of Operations

Revenue

On a consolidated basis our oil and gas revenues were $277,057 for the nine-month period ended September 30, 2015, compared to $525,232 for the nine-month period in 2014.  The decrease in oil and gas revenues was primarily attributable to decreased production volumes during the period, coupled with lower prices of oil in 2015.

Lease Operating Expenses

For the nine-month period ended September 30, 2015, lease operating expenses (LOE) were $158,929 compared to $215,903 during the nine-month period ended September 30, 2014. The decrease was primarily attributable to decreased production volumes in 2015, partially offset by increases in expenditures for various repairs and maintenance items.  Typical LOE expenses include operating labor, field supervision, water hauling and disposal fees, communications, fuel, leased vehicles, environmental and safety compliance.

Depreciation, Depletion, and Accretion

Depreciation, depletion and accretion expenses totaled $37,355 for the nine-month period ended September 30, 2015, compared to $38,978 for the nine-month period ended September 30, 2014.  Depletion increased during the period primarily because certain known oil and gas reserves of active wells have been recently shown to be less than previously calculated, pursuant to our most recent reserve analysis report.  Because of these smaller reserves, current period production relative to the known reserve quantities increased during the period, resulting in increased depletion expense.

Selling, General and Administrative Expenses

For the nine-month period ended September 30, 2015, general and administrative expenses totaled $130,270, a decrease from the general and administrative expenses of $143,631 during the same time period in 2014.   This decrease is primarily attributable to decreases in contract labor and office administration expenses.

Professional Fees

Professional fees totaled $296,512 for the nine-month period ended September 30, 2015, compared to $377,484 for the nine-month period ended September 30, 2014. This overall decrease for the period was due primarily to the 2014 engagement of accounting and legal professionals related to the preparation of financial and other information necessary to meet our public reporting obligations.  Included in professional fees for each year is an accrual of $60,000 per quarter for officer compensation.

Impairment of Oil and Gas Properties

During the nine-month periods ended September 30, 2015 and 2014 the Company recognized $-0- and $31,768 in impairment expense relating to its oil and gas properties.  This impairment was recognized due to the fact that the net present value of the estimated future cash flows from certain of the Company’s oil and gas properties, as estimated in the Company’s December 31, 2014 reserve report, was less than the Company’s book value for the same properties.

Other Income (Expenses)

For the nine-month periods ended September 30, 2015 the Company recognized a gain on settlement of debt totaling $53,253. The Company also recognized interest expense of $93,187 respectively, compared to $92,985 for the comparable period of the 2014 fiscal year. The interest expense for these periods are associated with the Company’s notes payable. Historically, these notes have been converted to equity where possible and/or have been repaid. We foresee meeting all outstanding notes subject to the raising of further capital and increasing revenues over the course of the 2015 and 2016 fiscal years.

Net Income (Loss)

We had net loss for the nine-month period ended September 30, 2015 of $385,943, a small increase compared to a net loss of $375,517 for the nine-month period ended September 30, 2014.  This increase in our current period net loss resulted primarily from decreased oil and gas production which resulted in lower revenues and a lower gross profit recognized during the period.

Liquidity and Capital Resources for Nine Months ended September 30, 2015 compared December 31, 2014

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2015 compared to December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014	Change

Cash	$74,044	$389,775	$(315,731)
Total Current Assets	103,242	401,316	(298,074)
Total Assets	399,779	721,494	(321,715)
Total Current Liabilities	5,307,667	5,242,189	65,478
Total Liabilities	$5,343,721	$5,279,493	$64,228

              Our cash balance declined because of operating costs and because we invested $10,000 in participating interest arrangements and $10,000 in fixed assets during the current fiscal year. Our current liabilities increased because we accrued professional fees in connection with bringing our securities filings current.

The current liabilities as of September 30, 2015 consist of accounts payable and accrued expenses in the amount of $2,660,107, notes payable-current portion in the amount of $869,376, $1,470,000 of debt related to a participating interest financing arrangement, ARO liability of $69,106 accrued for estimated well closure costs and a joint venture liability totaling $239,078.  These needs have historically been satisfied through proceeds from the sales of our securities and/or issuance of promissory notes.  We are expecting to reduce the need for such short term financing as we continue to build our revenues through both acquisitions and organic growth. However, in order to repay our obligations in full or in part when due, we may be required to raise significant working capital from other sources.  There is no assurance, however, that we will be successful in these efforts. (See “Cash Requirements”below).

Cash Requirements

We had cash available of $74,044 as of September 30, 2015.  Based upon our current cash requirements we expect to continue borrowing from our shareholders and other related parties, as well as raising capital from the sales of our securities to fund operations.

Cash Flow From Operating Activities

For the nine-month period ended September 30, 2015, net cash used in operating activities was $294,481 compared to $52,503 net cash used in operating activities for the same nine-month period ended September 30, 2014.

Cash Flow From Investing Activities

For the nine-month period ended September 30, 2015, net cash used in investing activities was $20,000 primarily attributed to the purchase of certain participating interest arrangements and fixed assets. For the nine-month period ended September 30, 2014, there was $50,000 used in investing activities associated with the purchase of fixed assets.

Cash Flow From Financing Activities

For the nine-month period ended September 30, 2015, net cash used by financing activities was $1,250 versus net cash used in financing activities of $3,250 for the same period in 2014.  Financing activities principally consisted of payments on notes payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred cumulative operating losses through September 30, 2015 of $35,558,188 and has a working capital deficit of $5,204,425 at September 30, 2015.  Revenues during the year ended December 31, 2014 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that the Company can or will be able to generate sufficient revenue or complete any debt or equity financing that might be needed to support operations in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

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

Revenue Recognition

The Company recognizes virtually all of its income from the sale of oil and gas production from the managed energy funds and from investments it makes for its own account. Revenues from the management of energy funds are recognized when the services are performed. Intercompany revenues are eliminated in the consolidation. Revenues from the production of natural gas and oil properties in which the Company have an interest are based on the respective Company’s net working interests.  These revenues are recorded when the gas or oil passes to the purchasers.

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

During the nine-month period ended September 30, 2015 and 2014 the Company recognized impairment expense of $-0- and $31,768, respectively, relating to our oil and gas reserves

Recent Accounting Pronouncements

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b) Changes in internal controls over financial reporting

During the quarter ended September 30, 2015 the Company initiated a formal audit committee to oversee the audit and review processes.  Accordingly, the Board of Directors appointed an audit committee chairman to head the Committee.  Other than these items there were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Capital City Energy Group, Inc.

Date: November 16, 2015	By:	/s/ Timothy S. Shear
Timothy S. Shear
Principal Executive Officer /Chief Executive Officer